Form 10-K405
period 1997-03-31
ASI SOLUTIONS INC
filed 1997-06-27
CIK 1029445

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                        ------------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _______

                        Commission file number 0-22-309

                          ASI SOLUTIONS INCORPORATED
            (Exact name of registrant as specified in its charter)

                Delaware                                  13-3903237
       (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or Organization)


       780 Third Avenue, New York, New York                 10017
     (Address of Principal Executive Offices)             (Zip Code)


      Registrant's telephone number, including area code: (212) 319-8400

                     ------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of Each Exchange
            Title of Each Class                     on Which Registered
            -------------------                     -------------------

    Common Stock, par value $0.01 per share        Nasdaq National Market


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       No X
                                               ---     ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on June 17, 1997 was $22,277,230.

          The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on June 17, 1997 was 6,379,624.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                    PART I


     ITEM 1.  BUSINESS

     Overview

            ASI Solutions Incorporated (the "Company") is a leading national provider of a comprehensive range of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality, more effective workforce. The Company's services are organized into four core areas: assessment and selection, training and development, customer contact monitoring, and employment process administration. The Company, which has been providing human resources services for over 18 years, believes that it is well positioned to be a single-source solution for organizations which outsource all or a portion of these human resources functions.

            The Company's assessment and selection services entail designing and implementing assessment processes for the selection of new hires and the evaluation of existing employees for advancement to positions of increased responsibility. The Company's training and development services include live simulations, competency surveys for job skill evaluation, and situational exercises through which managers are introduced to techniques to improve their performance. The Company's customer contact monitoring capability typically is used by clients which utilize inbound and outbound call centers for their customer contact service functions. The Company's employment process administration services address clients' recurring staffing needs resulting from regular employee turnover, as well as large-scale, rapid hiring needs for clients who do not have the in-house capacity to fulfill their needs. In fiscal 1997, the Company processed 403,000 candidates.

            The Company's clients are in a wide range of industries, including telecommunications, financial services, information technology, consumer products and healthcare, and are principally Fortune 500 companies for which customer service, sales and call center functions are critical components of their businesses. Current customers include American Express Company, BellSouth Corporation, Citibank, N.A., Dean Witter Reynolds, Inc., Georgia-Pacific Corporation, Hewlett-Packard Company, NYNEX Corporation, Oxford Health Plans, Inc., Pepsi-Cola Bottling Co., United Parcel Service of America, Inc. and Westinghouse Electric Corporation. The Company provides its services primarily through its two operations centers in Melville, New York, but also through its three regional offices and at clients' locations.

            The Company was founded in 1978 as a New York corporation by Bernard
     F. Reynolds, Eli Salig and Seymour Adler and was recently reorganized (the "Reorganization") in March 1996 as a Delaware holding company for its three subsidiaries, Assessment Solutions Incorporated ("Assessment Solutions"), Proudfoot Reports Incorporated ("Proudfoot") and C3 Solutions Incorporated ("C3"). On April 16, 1997, the Company completed its initial public offering (the "Offering") of 1,800,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock").

     Services

            The Company offers a wide range of human resources outsourcing services, including the sourcing, assessment, selection and training of new employees, and the assessment, selection, training and monitoring of existing employees. The Company's services are organized into the following four core areas: assessment and selection, training and development, customer contact monitoring and employment process administration. The Company has assigned a vice president to each one of these core areas who is responsible for overseeing the design and assuring the quality of delivery of the services in each of these areas.

            Assessment and Selection. The Company designs and implements assessment processes for the selection of new hires and the evaluation of existing employees for positions of increased responsibility. These assessment services have generally been provided for positions for which large numbers of staff are required and where effectiveness in the job directly impacts the business' revenue. The Company may design either a single assessment instrument, which is delivered as part of an existing selection process, or the entire selection process itself, as required by the particular client. Assessment was the first service provided by the Company and has served as the foundation for several of its other services.

            On a typical engagement, the Company first custom designs the assessment tools necessary for an effective selection process. This generally involves field research and job analysis to determine the critical components of the position and the key competencies required to execute it successfully. Virtually all of the Company's assessment projects include the use of live simulations, either in person or over the telephone, in order to ensure that candidates possess the skill requirements for the position sought. The Company has found that the use of job-specific, behavior-based techniques to determine a candidate's ability to actually perform the required tasks provides clients with a more accurate selection process and a more qualified workforce. The Company's staff of professional industrial psychologists design each assessment instrument to meet the standards for test validity established by the Society for Industrial and Organizational Psychology, the Uniform Guidelines on Employee Selection Procedures issued by the federal government in 1978, as well as other professional standards. The Company has applied its validation procedures to selection mechanisms for a wide variety of desired skills, including multilingual fluency, which the Company believes is becoming an increasingly important requirement for customer sales and service positions.

            Once the Company has designed and validated an assessment process, it then deploys a team of industrial psychologists and staff to implement the process in a manner best suited to the particular client and the type of position being filled. Implementation can range from performing assessments telephonically from the Company's operations centers to deploying an entire staff to an on-site facility at the client to administer the selection process. In either case, the Company typically uses its proprietary database and report generation software and customizes it to track the process and provide information to the client. The Company has found that its assessment services are most appropriate for large-scale hiring needs. However, once it has established and implemented an effective process, most businesses will retain the Company to provide these services on an ongoing basis to replace employees lost to attrition, as well as to hire additional employees as necessary for future growth.

            In addition to the assessment of prospective new hires, the Company also provides assessment services for the evaluation of existing employees for advancement to positions of increased responsibility. The Company utilizes techniques similar to those for new hires in order to identify employees who possess the additional skills necessary for supervisory or management positions. These techniques are also used to identify specific skills that require training and development intervention. The Company's programs can be conducted on the telephone and through correspondence, electronic mail, and voicemail to replicate the manner in which a particular client's managers actually interact with their staff. The programs are designed through extensive field research and job analysis and result in the delivery of development reports to each participant outlining areas for improvement.

            The Company also provides executive assessment services which involve the evaluation of executive applicants for general and functional management level positions. The Company uses evaluation methods similar to those used for operational level employees, however, executive assessments generally involve more comprehensive procedures, including in-depth interviews and extensive testing. The Company has recently begun expanding its executive assessment resources through staff additions and the leasing of additional space.

            Training and Development. The Company's training and development services are an outgrowth of the Company's expertise in conducting live simulations for job skill evaluations. A typical training and development program begins with the administration of competency evaluation surveys to a manager's colleagues which are analyzed by the Company's staff. Simulations are then developed in order to allow further testing by the Company's assessment professionals of the manager's relevant job skills. Based on the skills necessary for the particular functions performed by the manager, the Company develops a training program through which the manager is introduced to techniques for improving his or her performance. Once the training program is completed, the manager is often put through another set of simulation exercises to determine how well the suggested improvements have been understood and adopted by the manager. The Company then provides each participant with a written development plan for further improvement.

            The Company's training and development services can also be used to assist in determining the potential for assigning existing employees to newly-created positions. In one instance, a team of the Company's industrial psychologists worked with the client to define the new job requirements and design a telephone-based simulation to assess the employees' aptitude for the new function. The Company's staff tested more than 2,500 customer service representatives over a three-month period. The Company's simulation services are now used to screen over 3,000 prospective new hires for this client annually for both the sales and service positions.

            The Company believes a major opportunity for growth in its training and development services is in the area of remote management. Through its client engagements, the Company has developed an understanding of the challenges inherent in managing large numbers of employees who are geographically dispersed. As organizations downsize and flatten their organizational structures, executives are being asked to manage greater numbers of individuals. In addition, due to the expanding geographical scope of many businesses and the growing use of telecommuting, managers are being forced to learn to communicate with, supervise and motivate their employees telephonically and by electronic mail, rather than through face-to-face meetings.

            Customer Contact Monitoring. The Company provides monitoring services for clients who engage in large-scale use of call centers for their customer contact functions. These call centers may consist of clients' employees or external vendors contracted by the client. The establishment of call centers as the primary means by which major companies provide customer and sales related services has led to an increased demand for the Company's services from existing and potential clients. As heightened domestic and global competition has led to the availability of an increased number of alternative or substitute products and services in many industries, the role of customer service has assumed a greater level of importance in terms of customer acquisition and retention. As a consequence, companies are becoming increasingly more vigorous in their efforts to insure that customer service representatives employed by them or by vendors operating on their behalf are complying with their service quality standards.

            The Company's proprietary monitoring system can provide analyses and results of customer contact representatives' performance on an individual, team and call center basis, with comparisons against established service quality standards and group norms. Over the course of a recent three-month pilot program, begun in October 1996 performed on behalf of a financial services client, the Company successfully monitored approximately 10,500 calls remotely from its Melville, New York facility.

            Employment Process Administration. The Company offers complete employment process administration services to clients who have large-scale hiring needs and who do not have the in-house capacity to fulfill their needs. Employment processes provided by the Company typically include: advertising for and recruiting applicants; establishing automated telephonic voice response systems to screen prospective applicants; arranging for the physical facilities and equipment necessary for the pre-screening process; performing background checks on applicants; and conducting testing and simulations utilizing the Company's assessment expertise to select applicants for recommendation to the client. The Company can also provide any of these services individually on an as needed basis. In particular, the Company provides clients who have their own internal employment processes with ongoing background check services.

            To meet a client's needs, the Company is frequently asked to secure facilities and equipment, establish an interactive voice response system to screen prospective applicants, develop proprietary database and report generation software and staff a facility with test administrators and coordinators. The Company has in the past scheduled and tested up to 500 applicants per day, provided client access to the database for ongoing status reports and provided complete support up to the point of hire.

     Clients

            Historically, clients that provide in excess of 10% of the Company's revenues have changed from year to year. The only customer accounting for more than 10% of the Company's revenues in fiscal 1997 was NYNEX Corporation.

     Competition

            The Company believes that the human resources industry is highly fragmented and that no one participant or small number of participants is dominant in the industry. The principal competition encountered by the Company across the full range of services provided by the Company are human resources consulting firms, smaller companies who are specialized providers of certain services provided by the Company and consulting firms that are affiliated with large multinational accounting firms. In addition, the human resources staffs of many large organizations which are existing or potential clients of the Company may already provide one or more of the basic services provided by the Company. Key competitive factors include depth of industry knowledge, breadth of skills and services offered, level of experience, flexibility, responsiveness to customer requests and availability of resources to perform a wide variety of projects in a timely manner and price.

            In the area of assessment services, the Company encounters competition from large firms such as Aon Consulting, Development Dimensions International and Personnel Decisions International. In the area of training and development, the Company competes with Aon Consulting, Development Dimensions International, The Center for Creative Leadership and TeleSpectrum Worldwide. In the area of employment process administration, the Company competes with the human resources outsourcing departments within organizations such as Ernst & Young LLP, Fiserve, Inc., Manpower Temporary Services and Norrell Corporation. In the area of customer contact monitoring, the Company is presently unaware of any competitors.

     Intellectual Property and Other Proprietary Rights

            The Company primarily relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees and clients that limit access to and distribution of its proprietary information. The Company also believes that factors such as the technical and creative skills of its personnel, the Company's corporate knowledge and expertise in behavioral assessment and name recognition are essential to establishing and maintaining a leadership position in its industry. The Company seeks to protect its database, documentation and other written materials under trade secret and copyright laws.

     Employees

            As of March 31, 1997, the Company employed 282 employees, of whom 216 were full-time, and 66 were part-time. Approximately 40% of the Company's employees have masters or doctoral degrees. Historically, the Company has generally been able to satisfy its hiring needs. No assurance can be given, however, that this will continue to be the case, particularly if the Company experiences substantial future growth. The inability of the Company to hire sufficient, qualified personnel to service its future growth would have a material adverse effect on the Company's business, financial condition and results of operations.

            The Company has no collective bargaining agreements or any similar union agreements and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.


     ITEM 2.  PROPERTIES

            The Company's corporate headquarters is located in leased offices occupying approximately 11,300 square feet at 780 Third Avenue, New York, New York 10017. The lease for this space will expire in 2006. The Company also leases office space at the following locations: Campbell, California; St. Louis, Missouri; and two offices in Melville, New York. The terms of these leases expire between 1997 and 2006. In May 1997, the Company leased 23,000 square feet of space in Melville, New York, to expand the operations center. This lease expires in 2005 and increased the approximate total operations center square footage to 43,000 square feet. The Company anticipates that as its business grows, it will establish more regional offices and continue to enlarge existing offices.

     ITEM 3.  LEGAL PROCEEDINGS

            From time-to-time the Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On January 16, 1997, the holders of the Common Stock approved by unanimous written consent (1) an amended and restated Certificate of Incorporation which increased the number of authorized shares of Common Stock to 18,000,000 and provided for 2,000,000 shares of a new class of preferred stock, (2) the adoption of amended and restated By-Laws for the Company, (3) the Company's 1996 Employee Stock Purchase Plan, (4) the Company's 1996 Stock Option and Grant Plan, (5) the Company's 1996 Directors' Stock Option Plan, and (6) a stock split of 1.06006 shares of Common Stock for each share of Common Stock outstanding as of the effective date of the Offering.

                                    PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS


     Market Information

          Since the Company's Common Stock was not publicly traded until after the Offering there was not a market for the Company's Common Stock in fiscal 1997.

          The Company's Common Stock is currently traded on the Nasdaq National Market. As of June 17, 1997, there were 44 stockholders of record of the Company's Common Stock.

     Dividends

          The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, for the development of its business.

     ITEM 6.  SELECTED FINANCIAL DATA

          The selected financial data set forth below with respect to the Company's consolidated statements of income for the four fiscal years ended March 31, 1994, 1995, 1996 and 1997 and consolidated balance sheets as of March 31, 1995, 1996 and 1997 are derived from audited financial statements of the Company. The Company's consolidated statements of operations data for the year ended March 31, 1993 and the consolidated balance sheet data as of March 31, 1993 and 1994 are derived from unaudited financial statements of the Company. The unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position and results of operations for these periods. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.


                                            Year Ended March 31,
                             --------------------------------------------------
                               1993      1994      1995      1996       1997
                             --------  --------  --------  ---------  ---------
                               (In thousands, except per share and operating
                                                   data)
Statement of Operations
 Data (1):
Revenue....................  $ 5,152   $ 6,028   $ 8,023   $ 10,558   $ 18,819
Cost of services...........    2,852     3,207     4,179      5,207      8,706
                             -------   -------   -------   --------   --------
Gross Profit...............    2,300     2,821     3,844      5,351     10,113
Operating expenses:
   General and
    administrative.........    1,169     1,688     1,948      2,225      3,224
   Sales and marketing.....      514       618       744      1,100      1,890
   Research and development      140       283       375        614      1,272
                             -------   -------   -------   --------   --------
Income (loss) from
 operations................      477       232       777      1,412      3,727
Other income...............       --        --       276         --         --
Interest (expense) income,
 net.......................      (36)      (24)      (14)         2          2
                             -------   -------   -------   --------   --------
Income before provision
 for income taxes,
 extraordinary item
  and cumulative effect of
   change in accounting
   principle...............      441       208     1,039      1,414      3,729
Provision for income taxes.     (270)      (61)     (468)      (682)    (1,917)
                             -------   -------   -------   --------   --------
Income before
 extraordinary item and
 cumulative
 effect of change in
  accounting principle.....      171       147       571        732      1,812
Extraordinary item for
 utilization of net
 operating loss
 carryforwards.............       72        --        --         --         --
Cumulative effect of
 change in accounting
 principal (2).............       --        19        --         --         --
                             -------   -------   -------   --------   --------
Net income.................  $   243   $   166   $   571   $    732   $  1,812
                             =======   =======   =======   ========   ========

Net income per common share  $  0.05   $  0.04   $  0.12   $   0.16   $   0.39
Weighted-average number of
 common shares outstanding
 (3).......................    4,667     4,667     4,667      4,667      4,667

Net income per proforma
 common share..............  $  0.04   $  0.03   $  0.09   $   0.11   $   0.28
Proforma weighted-average
 number of common shares
 outstanding (3)...........    6,467     6,467     6,467      6,467      6,467
Operating Data:
Number of employees........       75       116       123        145        282
Number of candidates
 processed (4).............   46,000    55,000    84,000    145,000    403,000

                                                 March 31,
                             --------------------------------------------------
                               1993      1994      1995      1996       1997
                             --------  --------  --------  ---------  ---------
Balance Sheet Data (1):
Cash and cash equivalents..  $    72   $    22   $   228   $     70   $     60
Working capital............     (218)     (172)      389        530        152
Total assets...............    1,776     1,823     2,470      4,243      8,595
Total liabilities..........    1,662     1,543     1,620      1,846      5,352
Total stockholders' equity.      114       280       850      2,396      3,243

---------
(1) The financial statements for all periods prior to March 31, 1996, have been presented on a consolidated basis at the historical cost basis of the entities involved in the Reorganization in a manner similar to a pooling of interests. As of March 31, 1996, the date of the Reorganization, the interests of the shareholders of such entities other than one controlling shareholder have been accounted for as a purchase of minority interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" under Item 7 of Part II hereof and Note 1 to the Notes to Consolidated Financial Statements under Item 8 of Part II hereof.
(2) Upon adoption of SFAS No. 109, the Company recorded a cumulative effect of change in accounting principle of $19,091.
(3) See Note 2 to the Notes to Consolidated Financial Statements under Item 8 of Part II hereof for a description of weighted-average number of common shares outstanding and the proforma weighted-average number of common shares outstanding.
(4) Represents total number of candidate interactions with one of the Company's four service functions such as number of candidates assessed, number of candidates trained and developed, number of service representatives monitored and number of employment applicants processed.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Company's Selected Financial Data and the related notes thereto included in Item 6 and the Company's Consolidated Financial Statements and related notes thereto included in Item 8. This report also contains, in addition to historical information, forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any such statements are subject to risks and uncertainties that could cause the actual results to differ materially from those projected in such statements, including negative developments relating to unforseen order cancellations or the effect of a customer delaying an order, negative developments relating to the Company's significant customers, a reduction in demand for the Company's services, the impact of intense competition, changes in the industry, and changes in the general economy. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

     Overview

       ASI Solutions Incorporated is a leading national provider of a comprehensive range of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality, more effective workforce. The Company's services are organized into four core areas; assessment and selection, training and development, customer contact monitoring and employment process administration. The Company believes these services position the Company as a single-source solution for many organizations which outsource all or a portion of their human resources functions. The Company markets its services principally to Fortune 500 companies for which customer service, sales and call center functions are critical components of their businesses. Industries served by the Company include telecommunications, financial services, information technology, consumer products and healthcare.

       The Company was founded in 1978 to provide assessment services principally to companies in the securities industry and later to several of the regional telephone companies. In 1986, the Company acquired a background investigation firm which provided pre-employment screening services. Prior to fiscal 1994, the Company's revenue was primarily generated from assessment and selection services and limited employment process administration services, such as background checks.

       In fiscal 1994, the Company introduced and began generating revenue from a broader array of employment process administration services and training and development services, which have favorably impacted the Company's results of operations since that time. In October 1996, the Company introduced its customer contact monitoring services and the Company expects that revenue from such services will represent an increasing percentage of the Company's total revenue in the future. From fiscal 1992 to fiscal 1997, the Company's revenue has increased at a compounded annual growth rate of approximately 34%, from $4.3 million in fiscal 1992 to $18.8 million in fiscal 1997.

       The Company charges for its services through contractual arrangements which vary depending on the type of service and the nature of the Company's relationship with the client and recognizes revenue upon completion of such services. For assessment and selection, the Company generally charges a fixed fee for the initial design of the assessment instruments and selection process, and then delivers the service for a per applicant fee. For training and development contracts, the Company generally charges a fixed fee per person. For customer contact monitoring, the Company generally charges a fee per-call monitored, determined by the duration of the call, aggregate number of calls, and other relevant variables. For employment process administration contracts, the Company charges a per-unit fee, which varies depending upon whether the client only needs one type of service, such as employee background checks, or an entire recruitment and hiring process. Individual services generally are also provided on a per-unit fee basis, while more complete services typically include a base fee component and a per-unit fee.

       The Company's clients generally use its services on an as-needed basis, requiring the Company to be able to respond quickly to changes in the volume of services it must provide at a given time. The Company has taken a variety of steps in order to address the operational challenges this situation presents and increase its ability to control its cost of services. For example, the Company engages many professionals, including a number of its psychologists, on a part-time basis, which enables it to have access to a large number of staff on relatively short notice without incurring significant fixed labor expenses. The Company also cross-trains its employees on multiple aspects of the delivery of its services, giving the Company as much flexibility as possible when staffing a particular client engagement. In addition, the Company often provides its services at client facilities or other off-site locations, limiting the Company's need to expand its own facilities in response to rapid increases in clients' demands for services.

       Cost of services includes payroll and other expenses directly attributable to the services delivered by the Company, as well as facilities costs, including telephone expenses, costs for third party data utilized in background reports (e.g., credit bureau reports) and any necessary travel directly related to providing such services. Cost of services as a percentage of revenue has decreased in each of the last four years, from 53.2% in fiscal 1994 to 46.3% in fiscal 1997. No assurance can be given that these trends will continue in the future.

       The Company generally has experienced lower cost of services on its newer offerings, particularly in the employment process administration and training and development categories. Employment process administration services have tended to have lower associated labor costs due to efficiencies achieved through the use of various automation technologies which have reduced the Company's staffing level requirements. Such technologies include interactive voice response used to automate components of the Company's recruitment process, and remote access to several of the Company's services through its worldwide web site. In addition, the provision of employment process administration services does not require as many professionals with advanced degrees as are required in the Company's other services, resulting in lower payroll rates. With respect to training and development, while these services typically are provided by experienced staff who have masters or doctoral degrees, the relatively high payroll expense associated with such personnel is offset by higher pricing for the services they provide. In addition, provision of training and development services has not generally required a significant increase in the Company's facilities because off-site temporary locations and client facilities typically are used to provide such services.

       General and administrative expense includes payroll and related expenses attributable to senior management, finance, information systems, human resources and office administration personnel, facilities costs and general office expenses pertaining to these functions, as well as outside professional fees. General and administrative expense as a percentage of revenue has decreased in each of the last three years, from 28.0% in fiscal 1994 to 17.1% in fiscal 1997. No assurance can be given that these trends will continue in the future. To date, the Company has been able to leverage its existing management and administrative infrastructure to support its expanded services. The Company believes, however, that additional investment in management personnel, administrative staff and facilities will be required to continue to support anticipated future growth.

       Sales and marketing expense consists of salaries, commissions on a small number of the Company's services, travel-related costs associated with the solicitation of new business, the cost of designing, producing and distributing marketing materials, and facilities and office-related expense pertaining to these activities. Sales and marketing expense as a percentage of revenue has averaged approximately 10.0% over the last four years. Over the next two years, the Company intends to substantially increase its sales and marketing efforts through staffing additions and expenditures for marketing materials and advertising.

       Research and development expense includes payroll and related expenses, facilities costs and necessary travel expenses pertaining to the professional staff which develop new programs used in the conduct of assessment and selection testing, training and development activities and customer contact monitoring. Such research and development typically is only conducted in connection with services being performed under existing client contracts, and is expensed as incurred.

       The Company's operations are subject to federal, New York State, New York City and certain additional franchise taxes, resulting in an effective tax rate typically in excess of 40%.

       Because of the significant size and financial resources of the Company's existing clients, write-offs for bad debts have historically not been material. As of March 31, 1997, the following five customers represented 59% of the Company's total accounts receivable: NYNEX Corporation, Ameritech Corporation, American Express Company, Hewlett-Packard Company, and Southwestern Bell Telephone Company.

       In March 1996, the Company completed the Reorganization pursuant to which its two predecessor companies, Assessment Solutions and Proudfoot, which were separately owned but commonly controlled, became subsidiaries of the Company and substantially all of the stockholders of the predecessors became stockholders of the Company. The Reorganization has been accounted for as a reorganization of entities under common control to the extent of the ownership of one stockholder who held an approximately 60% interest in the entities both prior and subsequent to the Reorganization. The remaining approximately 40% of the ownership interests have been treated as if acquired and have been accounted for as a purchase, resulting in an increase in goodwill of approximately $1,063,000. This goodwill is being amortized over ten years.

     Results of Operations

       The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:


                                                          Year Ended March 31,
                                                        -----------------------
                                                         1995     1996    1997
                                                        -------  ------  ------
     Revenue............................                 100.0%  100.0%  100.0%
     Cost of services...................                  52.1    49.3    46.3
                                                         -----   -----   -----
     Gross profit.......................                  47.9    50.7    53.7
     Operating expenses:
      General and administrative........                  24.3    21.1    17.1
      Sales and marketing...............                   9.3    10.4    10.0
      Research and development..........                   4.7     5.8     6.8
                                                         -----   -----   -----
     Income from operations.............                   9.6    13.4    19.8
     Other income.......................                   3.4      --      --
     Interest (expense) income, net.....                  (0.1)     --      --
                                                         -----   -----   -----
     Income before provision for income
      taxes and cumulative effect of
       change in accounting principle...                  12.9    13.4    19.8
     Provision for income taxes.........                  (5.8)   (6.5)  (10.2)
     Cumulative effect of change in
      accounting principle..............                    --      --      --
                                                         -----   -----   -----
     Net income.........................                   7.1%    6.9%    9.6%
                                                         =====   =====   =====

       Fiscal 1997 Compared With Fiscal 1996

       Revenue. Revenue increased $8.2 million or 77.4% from $10.6 million for fiscal 1996 to $18.8 million for fiscal 1997. This increase was attributable to revenue increases from all four business areas. Assessment and selection revenue increased $1.8 million or 39.1% from $4.6 million for fiscal 1996 to $6.4 million for fiscal 1997. Revenue gains from assessment and selection services were attributable to a general increase in demand for the Company's services from existing clients. Training and development revenue increased $1.8 million or 150% from $1.2 million for fiscal 1996 to $3.0 million for fiscal 1997. Revenue gains from training and development services were principally due to expansion of programs at two of the Company's existing clients. Customer contact monitoring revenue increased $730,000 or 252% from $284,000 for fiscal 1996 to $1.0 million for fiscal 1997. Revenue gains from customer contact monitoring services were attributable to the implementation of a new service offering. Employment process administration revenue increased $3.9 million or 86.7% from

     $4.5 million for fiscal 1996 to $8.4 million for fiscal 1997. Revenue gains from employment process administration services were principally due to expansion of programs at two of the Company's existing clients.

       Cost of services. Cost of services increased $3.5 million or 67.3% from $5.2 million for fiscal 1996 to $8.7 million for fiscal 1997. The increase was primarily attributable to personnel additions as well as to increases in facilities costs due to office expansion, travel expense associated with training and development services and the cost of third party data used in the Company's background reports offset, in part, by a decrease in personnel expense necessary to generate such reports. As a percentage of revenue, cost of services decreased from 49.3% for fiscal 1996 to 46.3% for fiscal 1997, principally due to the fact that a significant portion of the Company's outsourcing services and training and development services were performed off-site at temporary locations and clients' offices which resulted in facilities costs increasing at a slower rate than the rate of increase in revenue. This decrease was offset in part by increases in revenue during the period from lower margin services, particularly customer contact monitoring and employment background reports.

       General and administrative. General and administrative expense increased $1.0 million or 45.5% from $2.2 million in fiscal 1996 to $3.2 million in fiscal 1997. This increase was primarily attributable to an increase in salary expense relating to personnel additions, higher facilities costs due to office expansion and amortization of goodwill associated with the Reorganization. As a percentage of revenue, general and administrative expense decreased from 21.1% in fiscal 1996 to 17.1% in fiscal 1997 due to the Company's ability to service a portion of the additional business generated during the period with existing personnel. In addition, the Company reduced its utilization of temporary workers and reduced its costs for medical premiums by moving to a managed care health plan. As the Company matures, it expects to employ additional personnel necessary to service its growth.

       Sales and marketing. Sales and marketing expense increased $789,000 or 71.7% from $1.1 million in fiscal 1996 to $1.9 million in fiscal 1997.
     This increase was principally due to increases in expenditures for marketing materials and the ongoing cost of maintaining the Company's internet website. As a percentage of revenue, sales and marketing expense decreased from 10.4% in fiscal 1996 to 10.0% in fiscal 1997 due to the fact that revenue increased at a faster rate than increases in salary expense.

       Research and development. Research and development expense increased $658,000 or 107.2% from $614,000 in fiscal 1996 to $1.3 million in fiscal 1997. This increase was primarily attributable to the hiring of additional research and development personnel and the resulting expenditures for payroll increases which accompanied such hiring and to increases in travel-related expenses attributable to new business development. Research and development expense increased as a percentage of revenue from 5.8% in fiscal 1996 to 6.8% in fiscal 1997 due to the expansion of the professional staff, principally senior level industrial psychologists to support new business development efforts and existing programs.

       Interest (expense) income, net. Net interest (expense) income represents interest paid on bank borrowings offset by interest income accrued on notes receivable due from shareholders.

       Provision for income taxes. The difference between the effective federal income tax provision calculated using statutory rates and the actual provision recorded is principally due to the effect of state and local taxes. Provision for income taxes for fiscal 1997 also includes $236,000 relating to the nondeductibility of certain expenses resulting from an Internal Revenue Service examination.

       Fiscal 1996 Compared With Fiscal 1995

       Revenue. Revenue increased $2.5 million or 31.6% from $8.0 million in fiscal 1995 to $10.6 million in fiscal 1996. The increase was primarily attributable to increased revenue from the Company's employment processing administration services and from training and development services. Assessment and selection revenue decreased $251,000 or 5.2% from $4.8 million in fiscal 1995 to $4.6 million in fiscal 1996. Revenue decreases from assessment and selection services were attributable to a general decrease in demand for the Company's services from existing clients. Training and development revenue increased $738,000 or 162.9% from $453,000 in fiscal 1995 to $1.2 million in fiscal 1996. Revenue gains from training and development services were due to the expansion of a training program by one of the Company's regular clients and the retention by that client of the Company's services in implementing such training program. In fiscal 1996, the Company commenced its customer contact monitoring operations which contributed $284,000 in revenues during the year. Employment process administration revenue increased $1.8 million or 64.2% from $2.8 million in fiscal 1995 to $4.5 million in fiscal 1996. Revenue gains from employment process administration services were due to an increase in the Company's marketing efforts related to background reports during this period.

       Cost of services. Cost of services increased $1.0 million or 24.6% from $4.2 million in fiscal 1995 to $5.2 million in fiscal 1996. The increase was principally attributable to personnel additions of $2.4 million as well as to fees paid for third party data used in the Company's background reports of $495,931. As a percentage of revenue, cost of services decreased from 52.1% in fiscal 1995 to 49.3% in fiscal 1996. This decrease was attributable to the Company's ability to utilize personnel without advanced education on the masters level to perform many of the Company's outsourcing services.

       General and administrative. General and administrative expense increased $277,000 or 14.3% from $1.9 million in fiscal 1995 to $2.2 million in fiscal 1996. This increase was primarily attributable to the hiring of additional management personnel, as well as expenditures for information systems and office support. As a percentage of revenue, general and administrative expense decreased from 24.3% in fiscal 1995 to 21.1% in fiscal 1996 as these expenses increased at a slower rate than the rate of increase in revenue. As the Company matures and this growth necessitates the hiring of additional personnel and an additional investment in office support for such personnel, there can be no assurance that general and administrative expense will continue to increase at a rate lower than that of revenue.

       Sales and marketing. Sales and marketing expense increased $356,000 or 47.8% from $744,000 in fiscal 1995 to $1.1 million in fiscal 1996. As a percentage of revenue, sales and marketing expense increased from 9.3% in fiscal 1995 to 10.4% in fiscal 1996 due to an expansion of sales and marketing personnel, increases in commissions earned from new business developed and increases in marketing expenses to support ongoing marketing efforts, including maintaining the Company's internet web site.

       Research and development. Research and development expense increased $239,000 or 63.7% from $375,000 in fiscal 1995 to $614,000 in fiscal 1996.
     This increase was primarily attributable to the hiring of additional research and development personnel and the resulting expenditures for payroll increases which accompanied such hiring. As a percentage of revenue, research and development expense increased from 4.7% in fiscal 1995 to 5.8% in fiscal 1996 due to an increase in the number of research personnel utilized during the year to support business growth and the related costs of operating a larger department.

       Other income. Other income represents income earned from the early termination of a facility lease in fiscal 1995.

       Interest (expense) income, net. Net interest (expense) income decreased during fiscal 1996 principally due to the repayment of notes payable to a bank and shareholder.

       Provision for income taxes. The difference between the effective federal income tax provision calculated using statutory rates and the actual provision recorded is principally due to the effect of state and local taxes.

     Liquidity and Capital Resources

       The Company's liquidity needs arise from capital requirements, capital expenditures and principal and interest payments on debt. Historically, the Company's source of liquidity has been cash flow generated internally from operations, supplemented by short-term borrowings under bank lines of credit and long-term equipment financing. Cash flow provided by operating activities was $691,000, $290,000 and $986,000 in fiscal years 1995, 1996 and 1997, respectively, on net income of $571,000, $732,000 and $1,812,000, respectively.

       Cash flow used in investing activities was $242,000, $280,000 and $2,053,000 in fiscal years 1995, 1996 and 1997, respectively. These investment expenditures were primarily for computer equipment, for furniture and equipment for a new operations center in Melville, New York and for expansion of the corporate headquarters in New York City.

       Cash flow generated from financing activities was $1,057,000 in fiscal 1997 and was attributable to an increase in short-term bank borrowings. Cash flow used in financing activities was $243,000 and $169,000 for the fiscal years ended 1995 and 1996, respectively, and was primarily used for debt repayment, offset by increased short-term bank borrowings of $100,000 in fiscal 1996 the proceeds of which were used for working capital purposes.

       The Company's external sources of liquidity have principally been borrowings under bank lines of credit. As of March 31, 1997, the Company had available bank lines of credit aggregating $3.3 million, of which approximately $1.3 million was unused. These lines of credit mature in September 1997. The Company has a commitment to replace its existing bank credit facility with a new facility that provides up to $10.0 million in availability. The Company also has a $1.9 million equipment lease facility, of which approximately $1.5 million was unused as of March 31, 1997. Borrowings under this facility convert to term loans payable over five years after the related assets are placed in service. All of the approximately $400,000 of borrowings under this facility have been converted and have maturity dates ranging from November 2001 to February 2002.

       The Company has used a portion of the net proceeds from the Offering to repay the bank lines of credit of $2 million and other payables of $1 million. The Company intends to use the remaining net proceeds of approximately $6 million for working capital purposes, including management staff additions, funding additional expansion of facilities, software development and possible acquisitions.

       The Company believes that funds generated from operations, together with existing cash, available credit lines under bank facilities and the net proceeds from the Offering will be sufficient to finance its current operations, and planned expansion and internal growth for at least the next twelve months.

     Inflation

       Inflation has had a minimal effect on the results of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants......................................     15

Consolidated Balance Sheets as of March 31, 1997 and 1996..............     16

Consolidated Statements of Income for the years ended March 31,
 1997, 1996 and 1995...................................................     17

Consolidated Statements of Stockholders' Equity for the years
 ended March 31, 1997, 1996 and 1995...................................     18

Consolidated Statements of Cash Flows for the years ended March 31,
  1997, 1996 and 1995..................................................     19

Notes to Consolidated Financial Statements.............................     20-29


Report of Independent Accountants



To the Board of Directors and Stockholders of ASI Solutions Incorporated:

We have audited the consolidated financial statements of ASI Solutions Incorporated and Subsidiaries listed in the index on page 14 of this annual report on Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ASI Solutions Incorporated and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.




Melville, New York                                    Coopers & Lybrand L.L.P.
May 29, 1997.

ASI Solutions Incorporated and Subsidiaries
Consolidated Balance Sheets
March 31, 1997 and 1996

                    ASSETS:                                                1997              1996
Current assets:
  Cash                                                              $         60,190  $         69,583
  Accounts receivable, net                                                 4,184,886         2,029,045
  Prepaid expenses and other current assets                                  343,455            42,201
  Deferred income taxes                                                        5,910            12,683
  Notes receivable from stockholders                                         389,191            72,746
                                                                     ---------------   ---------------
    Total current assets                                                   4,983,632         2,226,258

Property and equipment, net                                                2,219,801           520,724
Notes receivable from stockholders                                                             290,984
Intangibles, net                                                           1,121,815         1,107,871
Other assets                                                                 269,990            96,768
                                                                     ---------------   ---------------
    Total assets                                                     $     8,595,238   $     4,242,605
                                                                     ===============   ===============
         LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Notes payable to bank                                              $     1,844,000   $       100,000
  Current portion, long-term debt                                             66,506
  Accounts payable and accrued expenses                                    1,874,139           839,382
  Accrued income taxes                                                     1,046,584           756,503
                                                                     ---------------   ---------------
    Total current liabilities                                              4,831,229         1,695,885

Deferred income taxes                                                         78,303
Long-term debt, less current portion                                         306,626
Other liabilities                                                            136,194           150,492
                                                                     ---------------   ---------------
    Total liabilities                                                      5,352,352         1,846,377
                                                                     ---------------   ---------------
Commitments (Note 6)

Stockholders' equity:
  Common stock, $.01 par value, authorized
    5,000,000 shares; issued and outstanding
    4,625,158 shares                                                          46,252            46,252
  Additional paid-in capital                                               1,109,218         1,109,218
  Retained earnings                                                        3,052,450         1,240,758
  Less deferred offering costs                                             (965,034)
                                                                     ---------------   ---------------
    Total stockholders' equity                                             3,242,886         2,396,228
                                                                     ---------------   ---------------
    Total liabilities and stockholders' equity                       $     8,595,238   $     4,242,605
                                                                     ===============   ===============


The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated and Subsidiaries
Consolidated Statements of Income
for the years ended March 31, 1997, 1996 and 1995


                                                                           1997               1996             1995
Revenue                                                              $    18,818,839   $     10,558,113  $     8,022,623
Cost of services                                                           8,705,528          5,206,854        4,178,736
                                                                     ---------------   ----------------  ---------------
  Gross profit                                                            10,113,311          5,351,259        3,843,887

Operating expenses:
  General and administrative                                               3,224,083          2,225,551        1,947,384
  Sales and marketing                                                      1,889,910          1,100,205          744,433
  Research and development                                                 1,272,043            613,906          375,086
                                                                     ---------------   ----------------  ---------------
Income from operations                                                     3,727,275          1,411,597          776,984

Other income                                                                                                     276,202
Interest (expense) income, net                                                 1,343              2,227         (14,374)
                                                                     ---------------   ----------------  ---------------
Income before provision for income taxes                                   3,728,618          1,413,824        1,038,812

Provision for income taxes                                                 1,916,926            681,455          467,876
                                                                     ---------------   ----------------  ---------------

    Net income                                                       $     1,811,692   $        732,369  $       570,936
                                                                     ===============   ================  ===============

Net income per common share (Note 2)                                 $          0.39   $           0.16  $          0.12
                                                                     ===============   ================  ===============

Weighted average common shares outstanding (Note 2)                        4,667,404          4,667,404        4,667,404
                                                                     ===============   ================  ===============

Unaudited pro forma net income per common share (Note 2)             $          0.28   $           0.11  $          0.09
                                                                     ===============   ================  ===============

Unaudited pro forma weighted average common shares
  outstanding (Note 2)                                                     6,467,404          6,467,404        6,467,404
                                                                     ===============   ================  ===============



The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated and Subsidiaries
Consolidated Statements of Stockholders' Equity for the years ended March 31, 1997, 1996 and 1995

                                               ASI Solutions               Assessment Solutions
                                               Incorporated                    Incorporated
                                               Common Stock                  Common Stock (1)
                                           Shares        Amount            Shares       Amount
March 31, 1994                                                                100     $    16,750
  Net income
                                                                       ----------     -----------

March 31, 1995                                                                100          16,750
  Net income
  Settlement of stockholder note
  Recapitalization of Company            4,625,158     $    46,252          (100)        (16,750)
                                         ---------     -----------     ----------     -----------

March 31, 1996                           4,625,158          46,252
  Net income
  Deferred offering costs
                                         ---------     -----------     ----------     -----------

March 31, 1997                           4,625,158     $    46,252              -     $         -
                                         =========     ===========     ==========     ===========

                                         Proudfoot Reports
                                           Incorporated           Additional                      Deferred
                                         Common Stock (2)           Paid-in        Retained       Offering
                                        Shares       Amount         Capital        Earnings         Costs          Total
March 31, 1994                        1,900,000    $   19,000     $  306,324     $  (62,547)                     $   279,527
  Net income                                                                         570,936                         570,936
                                    -----------    ----------     ----------     -----------     -----------     -----------

March 31, 1995                        1,900,000        19,000        306,324         508,389                         850,463
  Net income                                                                         732,369                         732,369
  Settlement of stockholder note                                   (250,000)                                       (250,000)
  Recapitalization of Company       (1,900,000)      (19,000)      1,052,894                                       1,063,396
                                    -----------    ----------     ----------     -----------     -----------     -----------

March 31, 1996                                                     1,109,218       1,240,758                       2,396,228
  Net income                                                                       1,811,692                       1,811,692
  Deferred offering costs                                                                        $ (965,034)       (965,034)
                                    -----------    ----------     ----------     -----------     -----------     -----------

March 31, 1997                                -    $        -     $1,109,218     $ 3,052,450     $ (965,034)     $ 3,242,886
                                    ===========    ==========     ==========     ===========     ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended March 31, 1997, 1996 and 1995


                                                                                    1997              1996             1995

     Cash flow from operating activities:
         Net income                                                            $     1,811,692   $      732,369   $       570,936
         Adjustments to reconcile net income to net cash
           provided by operating activities:
              Depreciation and amortization                                            434,614          174,576           154,582
              Provision for doubtful accounts                                          (9,200)          (4,956)
              Accrual of straight-line rent                                           (14,298)           63,553          (12,948)
              Loss on write-off of leasehold improvements                                                                  17,120
              Deferred income taxes                                                    113,060          (7,943)           (4,317)
              Changes in operating assets and liabilities:
                 Accounts receivable                                               (2,146,639)        (746,550)         (297,824)
                 Prepaid expenses and other current assets                           (301,254)            3,349          (33,173)
                 Other assets                                                        (173,222)            (154)          (34,167)
                 Notes receivable from stockholders                                   (25,461)        (264,442)          (41,826)
                 Accounts payable and accrued expenses                               1,034,758          156,333          (19,692)
                 Other liabilities                                                                                       (49,734)
                 Accrued income taxes                                                  262,097          183,912           442,536
                                                                               ---------------   --------------   ---------------
                   Net cash provided by operating activities                           986,147          290,047           691,493
                                                                               ---------------   --------------   ---------------

     Cash flow from investing activities:
         Acquisition of property and equipment                                     (2,052,638)        (279,795)         (242,154)
                                                                               ---------------   --------------   ---------------
                   Net cash used in investing activities                           (2,052,638)        (279,795)         (242,154)
                                                                               ---------------   --------------   ---------------

     Cash flow from financing activities:
         Cash overdraft                                                                                                  (21,487)
         Proceeds from (repayment of) notes payable to stockholder                                    (210,789)            51,161
         Proceeds from borrowings                                                    2,117,132          100,000
         Principal repayment of debt                                                                   (58,333)         (272,657)
         Deferred offering costs                                                     (965,034)
         Purchase of minority shareholder interest                                    (95,000)
                                                                               ---------------   --------------   ---------------
                   Net cash provided by (used in) financing activities               1,057,098        (169,122)         (242,983)
                                                                               ---------------   --------------   ---------------

     Net increase (decrease) in cash                                                   (9,393)        (158,870)           206,356
     Cash, at beginning of the period                                                   69,583          228,453            22,097
                                                                               ---------------   --------------   ---------------
     Cash, at end of the period                                                $        60,190   $       69,583   $       228,453
                                                                               ===============   ==============   ===============


     Supplemental cash flow information:
         Cash paid for:
           Interest                                                            $        40,027   $       5,875    $       16,296
           Income taxes                                                        $     1,531,705   $     463,287    $       31,562

     Supplemental disclosure of non-cash transactions:
         The Reorganization of the Company as of March 31, 1996 resulted in a partial change in accounting basis with an increase in intangible assets and a corresponding increase in stockholders' equity of approximately $1,063,000 (Note 1)


The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


1.  Organization and Basis of Presentation:

    On March 26, 1996, ASI Solutions Incorporated (the "Company") was incorporated in the State of Delaware. Effective March 31, 1996, the Company issued 4,625,158 shares of Common Stock in exchange for substantially all of the issued and outstanding shares of common stock of Proudfoot Reports Incorporated ("PRI") and 95% of the Common Stock of Assessment Solutions Incorporated ("Assessment Solutions"). During fiscal 1997, the remaining 5% of the outstanding common stock of Assessment Solutions was redeemed. The initial stockholders of the Company were also the principal stockholders of PRI and Assessment Solutions, the two previously separate but commonly controlled companies. After the reorganization, Assessment Solutions and PRI are wholly-owned subsidiaries of the Company. C3 Solutions Incorporated ("C3") was formed on September 16, 1996 as a wholly-owned subsidiary of the Company. The Company, Assessment Solutions, PRI and C3 are hereinafter referred to collectively as the "Company."

    Effective April 16, 1997, the Company sold 1,800,000 shares of common stock to the public at a price of $6 per share in an initial public offering (the "Offering"). Proceeds from the Offering, net of underwriters discount and offering costs, were approximately $9,079,000. Effective on the Offering date, the Company's Certificate of Incorporation (the "Certificate") was restated to increase the number of authorized shares of Common Stock to 18 million shares. In addition, effective on the Offering date, the Board of Directors of the Company were authorized to issue up to 2,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. However, pursuant to the Certificate, the holders of Preferred Stock would not have cumulative voting rights with respect to the election of directors. Any such Preferred Stock issued by the Company may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

    The exchange described above has been accounted for as a reorganization since all entities involved were under common control. The financial statements for all periods prior to March 31, 1996 have been presented on a consolidated basis at the historical cost basis of the entities involved in a manner similar to a pooling of interests (the "Predecessor"). All intercompany accounts and transactions have been eliminated in consolidation.

    The financial statements as of March 31, 1996, the date of the Reorganization, reflect the interests attributable to the one controlling shareholder of both combined entities at their historical basis of accounting. The remaining interests have been accounted for as a purchase of minority interests and the excess of the purchase price over the related historical cost of $1,063,000 has been allocated to intangible assets. As a result of the Reorganization, the results of operations of the Company after the Reorganization are not directly comparable to the financial statements of the Predecessor.

   Assessment Solutions is a management consulting firm with primary emphasis on research and the application of simulation technology to the assessment of sales, service and management personnel. PRI provides pre-employment and post-employment background checks. C3 provides monitoring services for clients who engage in large-scale use of call centers for their customer contact functions.



2. Significant Accounting Policies:

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made are for the recoverability of accounts receivable. Actual results could differ from those estimates.

   Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentration of credit risk consist of accounts receivable and cash deposits. Cash deposits generally do not exceed insurable limits. Accounts receivable are concentrated among a limited number of major companies. To reduce credit risk, the Company performs credit evaluations of its customers but does not generally require collateral. For the years ended March 31, 1997, 1996 and 1995 revenues from the Company's top five customers represented approximately 54%, 52%, and 62% of total revenues, respectively. Accounts receivable from five customers represented approximately 59% and 65% of total accounts receivable at March 31, 1997 and 1996, respectively.

   Allowance for doubtful accounts were approximately $14,000, $24,000 and $29,000 as of March 31, 1997, 1996 and 1995, respectively.

   Property and Equipment

   Furniture and equipment are stated at cost and depreciated over their estimated useful lives of five years using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred; renewals and improvements which extend the life of assets are capitalized. Gains or losses on the disposition of fixed assets are included in income.

   Intangible Assets

   Intangible assets principally include customer lists and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill). The intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 10 to 40 years. Amortization expense relating to intangible assets was $84,005 for the year ended March 31, 1997 and $13,481 for each of the years ended March 31, 1996 and 1995. Accumulated amortization relating to intangible assets was $224,395 and $140,390 as of March 31, 1997 and 1996, respectively.

   Long-lived Assets

   If events or changes in circumstances indicate that the carrying amount of a long-lived asset, including intangible assets, may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. To date, no impairment losses have been recognized.

   Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity date of three months or less from the date of purchase to be a cash equivalent.

   Revenue

   The Company recognizes revenue as earned upon completion of services.

   Rent Expense

   The Company recognizes rent expense for operating leases on a straight-line basis over the term of the related lease.

   Income Taxes

   Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. (See
   Note 7.)

   Net Income Per Share

   Net income per share for all periods has been computed using the weighted average number of common shares outstanding. Unaudited proforma net income per share for all periods has been computed using the weighted average number of common shares outstanding of 4,625,158 and the 1,800,000 shares issued in connection with the Offering, including 42,246 of common stock equivalents.

    Recent Accounting Pronouncements

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting or Stock-Based Compensation" ("SFAS No. 123"), which prescribes a new method of accounting for stock-based compensation that determines compensation expense based on fair value measured at the grant date. SFAS No. 123 gives companies that grant stock options or other equity instruments to employees, the option of either adopting the new rules or continuing current accounting; however, disclosure would be required of the pro forma amounts as if the new rules had been adopted. SFAS No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has elected to continue with the current accounting method and disclose the proforma impact in the notes to the consolidated financial statements (See Note 9).

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted.

    Reclassifications

    Certain items in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.


3.  Related Party Transactions:

    The Company has 5-year notes receivable bearing interest at 7% from three officer-stockholders in the aggregate amount of $389,191 as of March 31, 1997. The notes provide for annual principal payments of $72,746. On May 21, 1997, the stockholders transferred 45,534 shares of the Company's common stock owned by them to the Company in full satisfaction of these notes.

    On March 31, 1996, a stockholder of Assessment Solutions exchanged 521,000 shares of common stock in PRI to Assessment Solutions in full settlement of a note receivable from the stockholder in the amount of $250,000. In the consolidated financial statements, the investment in PRI has been accounted for as a reduction of additional paid-in capital. A director of the Company is also a partner of the law firm that is the Company's general counsel. Expenses incurred by the Company for legal services provided by this law firm were approximately $400,000, $38,000, and $33,000 for the years ended March 31, 1997, 1996 and 1995, respectively. In addition, options to purchase 5,000 shares of common stock were issued to this director at a price of $6.50.

4.  Property and Equipment:

    Property and equipment are comprised of the following:

                                              1997             1996

      Furniture and equipment              $  3,203,082   $  1,373,100
      Leasehold improvements                    265,641        110,393
                                           ------------   ------------
                                              3,468,723      1,483,493
       Less, accumulated depreciation
        and amortization                      1,248,922        962,769
                                           ------------   ------------
                                           $  2,219,801   $    520,724
                                           ============   ============

    Depreciation and amortization expense relating to fixed assets was $337,091, $161,095, and $141,101 for the years ended March 31, 1997, 1996 and 1995, respectively. During 1997, the Company wrote-off leasehold improvements with a cost basis of $64,456 and accumulated amortization of $50,938, resulting in a loss of $13,518. This loss is included in depreciation and amortization expense in the consolidated statement of income.


5.  Notes Payable to Bank

    The Company has lines of credit which mature in September 1997 and provide up to $3,250,000 in financing. At March 31, 1997 and March 31, 1996, $1,844,000 and $100,000, respectively, which are payable on demand and bear interest at the bank's prime rate (8.5% at March 31, 1997) plus 1%, were outstanding under these facilities. The Company also has a standby letter of credit with a bank in the amount of $509,000 in connection with a lease for office space which reduces the amount available under the lines of credit. The unused amount under these lines of credit at March 31, 1997 is $897,000. Simultaneous with the closing of the Offering, this debt was repaid.
    --------------------------------------------------------------------

    The Company also has a $1.9 million line of credit available for furniture and equipment purchases to be utilized in connection with expansion of existing and new facilities. As the purchased assets are placed in service by the Company, the borrowings convert to five year term loans with interest payable at a fixed rate of 9.65%. As of March 31, 1997, $373,132 is outstanding under this facility.

    Amounts due under this facility for the next five years are as follows:

           Fiscal year
           1998                        $  66,506
           1999                           73,218
           2000                           80,602
           2001                           88,734
           2002                           64,072

    All of the debt is collateralized by substantially all the assets of the Company and is guaranteed by two principal stockholders.

6.  Lease Commitments

    The Company leases facilities under various operating leases which expire on various dates through 2006. The leases include escalations for operating expenses and real estate taxes. Rent expense charged to operations was $879,000, $584,000, and $483,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

    The Company relocated one of its corporate offices during fiscal 1995. The Company received $217,000 from its former landlord to terminate its office lease. This amount is recognized as other income in the 1995 consolidated statement of income. Also included in the income from lease termination is $76,322 relating to the reversal of accrued straight line lease adjustments offset by a $17,120 loss on the write-off of leasehold improvements.

    As of March 31, 1997, future minimum annual rental payments under noncancelable operating leases are as follows:

           Fiscal year
           1998                        $  1,347,000
           1999                           1,364,000
           2000                           1,346,000
           2001                           1,338,000
           2002                           1,281,000
           Thereafter                     4,131,000

7.  Income Taxes:

The provision for income taxes consists of:

                               1997          1996           1995
Current:
  Federal                  $ 1,295,771     $ 430,818     $ 285,142
  State and local              508,095       258,580       187,051
Deferred                       113,060        (7,943)       (4,317)
                           -----------     -----------------------
                           $ 1,916,926     $ 681,455     $ 467,876
                           ===========     =======================

    The tax provision for the year ended March 31, 1997 also includes a $236,000 charge pertaining to a recently completed examination by the Internal Revenue Service.

    The difference between the statutory Federal income tax rate and the effective income tax rate is reconciled as follows:

                                                               1997              1996          1995

        Statutory Federal income tax rate provision       $  1,267,730      $  480,700     $  353,196
        State and local taxes, net of Federal benefit          335,342         170,663        123,454
        Non deductible expenses                                 52,000
        Prior year income taxes                                236,000
        Other                                                   25,854          30,092         (8,774)
                                                          ------------      ----------     ----------
                                                          $  1,916,926      $  681,455     $  467,876
                                                          ============      ==========     ==========

   The components of deferred tax assets and liabilities as of March 31, 1997 and 1996, are as follows:



                                                    1997             1996
          Current:
            Bad debt reserve                     $       5,910   $       9,682
            Other                                                        3,001
                                                 -------------   -------------
              Net current asset                          5,910          12,683
                                                 -------------   -------------

         Noncurrent:
            Straight-lining rent payments               56,559         -
            Fixed and intangible assets               (134,862)        -
                                                 -------------    ------------
              Net noncurrent liability                 (78,303)        -
                                                 -------------   -------------
         Net deferred tax asset (liability)      $     (72,393)  $      12,633
                                                 =============   =============



8. Retirement Plans:

   PRI had a noncontributory defined contribution plan covering substantially all employees. The Company contributed an amount equal to one percent of participants' wages for those individuals who met eligibility requirements. Contributions approximated $6,900 for the year ended March 31, 1995. Effective November 30, 1995, the plan was terminated. All employee account balances were distributed based on their balances as of such date.

   The Company has a 401(k) profit sharing plan, covering substantially all employees. Employees can contribute to a maximum of 15% of their earnings up to IRS limitations. Contributions can be made by the Company on a discretionary basis and vest over a five-year period. Contributions made by the Company to the plan for the years ended March 31, 1997, 1996 and 1995 were not significant.

9. Stock Plans:

   Stock Option Plan

   In August 1991, the shareholders of PRI approved the adoption of a Stock Option Plan (the "Plan") pursuant to which a maximum 100,000 shares of Common Stock were available to be issued for non-qualified options. At March 31, 1996, fully vested options to acquire 100,000 shares of Common Stock at an average price of $.48 per share were issued and outstanding. No options issued under the Plan had been exercised or expired through March 31, 1996. In connection with the reorganization, the Plan was terminated and all option holders exchanged their options for 51,692 options with exercise prices which range from $0.35 to $1.22 per share from the newly formed Stock Option and Grant Plan of the Company.

   Stock Option and Grant Plan

   The Company's Stock Option and Grant Plan (the "Option Plan') was adopted by the Company's Board of Directors as of March 31, 1996 and approved by its stockholders on January 16, 1997. Officers, directors, employees, consultants and key persons of the Company will be eligible to participate in the Option Plan. The Option Plan provides that options for an aggregate of 800,000 shares of Common Stock are available for award (at a price of no less than the fair market value of the underlying stock at grant date) which generally vest ratably over three years and expire ten years from the date of grant. On January 24, 1997, the Company granted 316,841 options at an exercise price of $6.50.

   Stock Purchase Plan:

   In January 1997, the Company created an Employee Stock Purchase Plan (the "Stock Purchase Plan") which provides for eligible employees to purchase shares of Common Stock, at a discount through regular period salary reductions of up to 10% of their pre-tax gross compensation. A maximum of 250,000 shares of Common Stock may be issued under the Stock Purchase Plan. Under applicable tax rules, an employee may purchase no more than $25,000 of the fair market value worth of common stock in any calendar year and certain other tax limitations may apply. The Stock Purchase Plan is intended to qualify as an employee stock purchase plan as defined in Section 423 of the Internal Revenue Service Code.

   Directors' Stock Option Plan

   In January 1997, the Company adopted a stock option and grant plan for non-employee directors pursuant to which options to acquire a maximum aggregate of 50,000 shares of Common Stock may be granted to non-employee directors. The options issued vest ratably over three years, expire ten years from grant date and cannot have exercise prices less than the fair market value of the Common Stock on date of grant. On January 15, 1997, 25,000 options were granted and are exercisable at $6.50 per share.

   Summary of Options

   A summary of stock option transactions for the year ended March 31, 1997 and 1996 is as follows:



                                                                       1997               1996

            Outstanding at April 1:
              Shares                                                  51,692
              Prices                                              $.35 to $1.22

            Options granted:
              Shares                                                 341,841             51,692
              Price                                                   $6.50           $.35 to $1.22

            Outstanding at March 31, 1997:
              Shares                                                 393,533             51,692
              Prices                                              $.35 to $6.50       $.35 to $1.22

            Options exercisable at March 31, 1997                    176,533             51,692

            Options available for future grant at March 31, 1997     456,467



   For the years ended March 31, 1997 and 1996, no options were exercised or expired.

   As discussed in Note 1, the Company has applied the disclosure-only provision for SFAS 123. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended March 31, 1997 and 1996:

                                                                               1997             1996

         Net income attributable to common
            shareholders as reported                                      $    1,811,692   $      732,369
                                                                          ==============   ==============
         Unaudited pro forma net income                                   $    1,740,357   $      732,369
                                                                          ==============   ==============
         Net income per share as reported                                 $         0.39   $         0.16
                                                                          ==============   ==============
         Unaudited pro forma net income per share                         $         0.37   $         0.16
                                                                          ==============   ==============



   The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: no dividend yield; expected volatility of 40%; risk-free interest rate (ranging from 5.86% - 6.37%); and expected lives ranging from approximately 3 to 5 years. The weighted average fair value of options granted was $2.64 and $.42 at March 31, 1997 and 1996, respectively.

   The following table summarizes information about stock options outstanding at March 31, 1997:


                                                          Weighted
                                                           Average                                  Weighted
                 Range of                                 Remaining                                 Average
                 Exercise             Shares             Contractual           Shares             Exercisable
                  Prices            Outstanding             Life            Exercisable              Price
            $      0.35                    25,846            9                   25,846       $       0.35
                   1.22                    25,846            9                   25,846               1.22
                   6.50                   341,841           9.8                 139,910               6.5
                                 ----------------       ------------      -------------       ---------------
                .35 to 6.50               393,533            9                  191,602               5.75



10. Stock Dividend:

    The Company's Board of Directors declared an approximately 1.06 for 1 stock split effective January 15, 1997. All references in the consolidated financial statements to shares of Common Stock have been retroactively adjusted to reflect this stock split.



11. Employment Agreements:

    In January 1997, the Company entered into employment agreements with three key executives that expire on the third anniversary of the date upon which the Company notifies the executive of the Company's intention to terminate (except in the case of termination due to cause) their employment. The agreements provide for aggregate salaries of $750,000 per annum plus fringe benefits and an annual bonus to be determined by the Board of Directors. Each employment agreement includes a covenant not to compete with the Company for a period of three years after employment ceases.



12. Fair Value of Financial Instruments:

    Cash and cash equivalents, variable rate notes payable and notes receivable from stockholders are reflected in the accompanying balance sheet at amounts considered by management to reasonably approximate fair value. The Company estimates the fair value of its notes receivable and payable using discounted cash flow analyses based upon current interest rates of notes with similar maturities.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
          DISCLOSURE

              None.




                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information concerning the executive officers and directors of the Company:


Name                           Age                    Position
----                           ---                    --------
Bernard F. Reynolds..........  55      Chairman of the Board and Chief Executive Officer
Eli Salig....................  48      President and Chief Operating Officer, Director
Seymour Adler, Ph.D..........  49      Executive Vice President, Director
Michael J. Mele..............  43      Vice President and Chief Financial Officer
William B. Fucarino..........  35      President, Proudfoot Reports Incorporated
David Tory...................  54      Director
Michael J. Boylan............  50      Director
Ilan Kaufthal................  49      Director
Carl Seldin Koerner, Esq.....  47      Secretary and Director
Dennis L. Stevens............  45      Vice President, Marketing and Sales
Paul Squires, Ph.D...........  45      Vice President, Training and Development Services

       Bernard F. Reynolds co-founded the Company in 1978. Prior to that time, Mr. Reynolds held positions as a Senior Officer and Director Human Resources and Training at Dean Witter Reynolds, Inc. and Bache and Company Incorporated. Mr. Reynolds is a former Chairman of the Wall Street Human Resource Directors Association, and has served on the Human Resources Management Committee of the Securities Industry Association.

       Eli Salig co-founded the Company in 1978. Previously Mr. Salig worked in Human Resources and Training at Dean Witter Reynolds, Inc. and immediately prior to founding the Company, Mr. Salig was a Vice President and a Director of Corporate Personnel at Dean Witter Reynolds, Inc.

       Seymour Adler, Ph.D. co-founded the Company in 1978. Prior to Dr. Adler's present assignments he served as Vice President, Research and Development at the Company. In addition to having served as a consultant to industry throughout his professional career, Dr. Adler has been on the faculties of the City University of New York, Purdue University, and Stevens Institute of Technology. He is currently an adjunct Professor at New York University.

       Michael J. Mele joined the Company in 1997 and currently serves as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Mele held senior financial positions with Linotype-Hell Company, Daimler Benz and Mars, Inc.

       William B. Fucarino served as Controller and Chief Financial Officer of the Company from 1991 until 1997 when he was named President of Proudfoot Reports, Incorporated, the Company's background investigation unit. Prior to joining the Company, Mr. Fucarino was employed as a General Practice Manager with Coopers & Lybrand.

       David Tory joined the Company in 1996 as a Director. Currently, Mr. Tory acts as an independent consultant to industry. From 1988 through 1995 Mr. Tory was employed as President and Chief Executive Officer of The Open Software Foundation, a non-profit consortium comprised of major computer hardware and software companies and user organizations. From 1978 to 1988, Mr. Tory was employed by Computer Associates, Inc. in Europe and the United States. Mr. Tory is a member of the Board of Directors of Ross Systems Inc.

       Michael J. Boylan joined the Company in 1996 as a Director. He is the Vice Chairman-Publishing Operations of American Media, Inc., a leading publisher in the field of personality journalism. Mr. Boylan is also currently employed as President of MacFadden Publishing, Inc., a privately held New York based firm which publishes a variety of trade and consumer titles.

       Ilan Kaufthal joined the Company in 1996 as a Director. Mr. Kaufthal is Managing Director and head of Mergers and Acquisitions for the Investment Banking Department of Schroder Wertheim & Co., Inc. Mr. Kaufthal joined Schroder Wertheim & Co., Inc. in February 1987 and is a member of its Executive Committee. Prior to joining Schroder Wertheim & Co., Inc., Mr. Kaufthal was employed by NL Industries Inc., where he served as its Senior Vice President and Chief Financial Officer. Mr. Kaufthal is a member of the Boards of Directors of Cambrex Corporation, United Retail Group, Inc., Rexene Corporation and Russ Berrie and Company, Inc.

       Carl Seldin Koerner, Esq. joined the Company in 1996 as a Director and Secretary. Mr. Koerner is a partner in the law firm of Koerner Silberberg & Weiner, LLP, counsel to the Company.

       Dennis L. Stevens joined the Company in 1995. Prior to joining the Company, Mr. Stevens served for two years as Managing Director, Marketing and Communications in the Consulting Services division at Price Waterhouse L.L.P. From 1980 to 1993 Mr. Stevens was a Vice President of Marketing at American Express Travel Related Services Inc., with overall management responsibility for product management, new product development, advertising and research.

        Paul Squires, Ph.D. joined the Company in 1996. Prior to joining the Company, from 1979 to 1996 Dr. Squires held senior positions at AT&T Corporate Human Resources with primary responsibility for selection, testing and employee development. In 1995, Dr. Squires was Director of Lucent Technologies Microelectronics International University, responsible for developing a single World-wide training organization which provided support to 18,000 employees. Dr. Squires has served as an adjunct professor at Stevens Institute of Technology since 1986.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the annual and long-term compensation provided by the Company during fiscal 1997, 1996 and 1995 to the Company's Chief Executive Officer and the four other most highly paid executive officers of the Company during fiscal 1997 (collectively, the "Named Executives"):

                           Summary Compensation Table

                                                                                               Long-Term
                                                           Annual Compensation                Compensation
                                                        -------------------------             -------------
                                                                                                 Awards
                                                                                                 ------
                                                                                               Securities
                                                                                               Underlying
Name and Principal Position               Year          Salary($)(1)      Bonus($)             Options (#)
---------------------------               ----          ------------      -------              ----------
Bernard F. Reynolds..............         1997            237,169         135,000                      0
   Chairman of the Board                  1996            237,169          30,000                      0
   and Chief Executive Officer

Eli Salig........................         1997            237,169               0                      0
  President and Chief Operating           1996            237,169          20,000                      0
  Officer

Seymour Adler, Ph.D..............         1997            240,000               0                124,841
   Executive Vice President               1996            223,332          25,000                      0

William B. Fucarino..............         1997            120,785               0                 20,000
   Vice President and Chief               1996             87,500          30,000                 25,846(2)
   Financial Officer

Dennis Stevens...................         1997            171,879          45,830                 10,000
 Vice President and Director              1996            106,250               0                      0
 of Marketing and Sales

-----------------------------

(1) Annual salary for the year commencing April 1, 1997 and ending March 31, 1998 will be $260,000, $250,000 and $240,000 for Messrs. Reynolds, Salig and Adler, respectively.

(2) Represents options received in connection with the Reorganization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" under Item 7 of Part II hereof.


                       Option Grants in Last Fiscal Year

    The following table sets forth certain information with respect to stock options granted during fiscal 1997 to the Named Executives. No stock appreciation rights ("SARs") have been granted.


                                                            Individual Grants                           Potential Realizable Value
                                  -------------------------------------------------------------------    at Assumed Annual Rates
                                    Number of         Percent of Total                                  of Stock Price Appreciation
                                 Shares of Common    Options Granted to                                     for Option Term(1)
                                 Stock Underlying       Employees in      Exercise Price   Expiration   -------------------------
                                Options Granted (#)     Fiscal Year      Per Share ($/Sh)     Date          5%            10%
                                -------------------  ----------------    ---------------     ------        ----          -----
Bernard F. Reynolds........               --              --                    --             --           --             --
Eli Salig..................               --              --                    --             --           --             --
Seymour Adler, Ph.D........           124,841            39.4%               $6.50(2)        1/15/07      510,327      1,293,269
William B. Fucarino........            20,000             6.3%               $6.50(2)        1/15/07       81,756        207,187
Dennis Stevens.............            10,000             3.2%               $6.50(2)        1/15/07       40,878        103,593

----------------------

(1) This column shows the hypothetical gains or "option spreads" of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full 10-year term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission (the "SEC") and do not represent the Company's estimate or projection of future Common Stock prices.

(2) The options were granted prior to the Offering which occurred on April 16, 1997. The price of Common Stock purchased pursuant to the Offering was $6.00 per share.

                Aggregated Options Exercisable and Unexercisable
              at Fiscal Year End and Fiscal Year End Option Values

    The following table summarizes the number and value of options held by each of the Named Executives at fiscal year end 1997. No options were exercised during fiscal year 1997 and no SARs have been granted by the Company.

                         Fiscal Year-End Option Values

                                          Number of Securities                    Value of Unexercised
                                         Underlying Unexercised                       In-The-Money
                                            Options at Fiscal                      Options at Fiscal
                                              Year-End (#)                          Year-End ($) (1)
                                   -----------------------------------        -----------------------------
 Name                              Exercisable           Unexercisable        Exercisable     Unexercisable
-----                              -----------           -------------        -----------     -------------

Bernard F. Reynolds............          --                     --                    --           --
Eli Salig......................          --                     --                    --           --
Seymour Adler, Ph.D............      124,841                    --                     0           --
William B. Fucarino............       25,846                 20,000              123,544            0
Dennis Stevens.................          --                  10,000                   --            0

-------------------

(1) Prior to the Offering, the Common Stock of the Company was not publicly traded. The Company has assumed for purposes of this table that the fair market value of Common Stock on March 31, 1997 was equal to the Offering price of $6.00 per share.

Director Compensation

    Directors are reimbursed for certain expenses incurred by them in connection with attendance at meetings of the Board and committees thereof. Other than with respect to reimbursement of expenses, directors, who are also employees or officers of the Company, do not receive cash compensation for services as a director.

Directors' Stock Option Plan

    The 1996 Directors' Stock Option Plan (the "Directors Plan") was adopted by the Company's Board of Directors and approved by its stockholders on January 15, 1997. Under the Directors' Plan, options to acquire an aggregate of 50,000 shares of Common Stock may be granted. Each member of the Board of Directors who is not an employee of the Company or a subsidiary thereof shall automatically be granted an option to acquire 5,000 shares of Common Stock on the first day such individual serves as a director. In addition, each director who is appointed chairperson of a committee of the Board of Directors shall receive an option to purchase 2,500 shares of Common Stock upon his appointment to such committee. Such options will vest ratably over three years, provided that any option so granted will become immediately exercisable in full upon the termination of service of the director because of disability or death. Options issued under the Directors' Plan will expire ten years from the date upon which such option is granted.

Employment Agreements

    The Company has executive employment agreements with Bernard F. Reynolds, Eli Salig and Seymour Adler, each an "Executive." The annual base salaries of Messrs. Reynolds, Salig and Adler under their employment agreements are $260,000, $250,000 and $240,000, respectively. Each Executive is entitled to fringe benefits and an annual bonus to be determined by the Board of Directors. Each Executive can be terminated for cause (as defined in the employment agreements) with all future compensation ceasing. If the Executive is terminated without cause, dies during the term, or is unable to competently and continuously perform the duties assigned to him because of ill health or other disability (as defined in the employment agreements), the Executive or the Executive's estate or beneficiaries shall be entitled to full compensation for three years following the date thereof. If the Executive resigns, his compensation ceases as of the date of his resignation. During the period of employment and for a period of three years thereafter, the Executives are prohibited from competing with the Company. In order for a restrictive covenant to be enforceable under applicable state law, the covenant must be limited in terms of scope and duration. While the Company believes that the covenants in the employment contracts are enforceable, there can be no assurance that a court will declare them to be enforceable under particular circumstances.

Compensation Committee Interlocks

    The Compensation Committee consisted of Messrs. Boylan, Kaufthal and Koerner in fiscal 1997. This committee reviews and approves the compensation system for the Company. In addition to serving on the Compensation Committee, Mr. Koerner is also a managing partner of the law firm of Koerner Silberberg & Weiner, LLP which has served as counsel to the Company. For additional information regarding this relationship please refer to Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    The following table sets forth, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each Named Executive and (iv) the Company's directors and executive officers as a group. Except as otherwise noted, the information in the following table is provided as of June 17, 1997.



                                                   Shares of
                                                     Common
                                                     Stock       Percentage of
                                                 Beneficially     Outstanding
Name of Beneficial Owner                           Owned(1)       Common Stock
------------------------                        ---------------  --------------
Bernard F. Reynolds (2)..................          2,584,412         40.5%
Eli Salig................................          1,176,824         18.5%
Seymour Adler, Ph.D.(3)..................            340,319          5.3%
William B. Fucarino (4)..................             27,346             *
David Tory...............................             10,000             *
Michael J. Boylan........................             10,000             *
Ilan Kaufthal............................                --            --
Carl Seldin Koerner, Esq.................                500             *
Dennis Stevens...........................                --            --
All directors and executive officers as
 a group (10 persons)....................          4,151,901         65.1%

------------

*   Less than 1%

(1) Unless otherwise noted in the footnotes to this table, the individuals listed have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Includes shares currently owned by Mr. Reynolds which may become part of a trust for which Mr. Reynolds will be trustee.
(3) Includes 124,841 shares subject to currently exercisable stock options.
(4) Includes 25,846 shares subject to currently exercisable stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Loans

    During fiscal 1996, the Company loaned $233,519, $112,617 and $17,597 to Messrs. Reynolds, Salig and Adler, respectively. The loans were evidenced by 5-year notes bearing interest at the rate of 7% repaid per annum and requiring equal annual principal payments over the term of the notes. On May 21, 1997, Messrs. Reynolds, Salig and Adler transferred 45,534 shares of the Company's Common Stock owned by them to the Company in full satisfaction of these notes. The fair market value of the Common Stock transferred was equal to the principal plus accrued interest outstanding, based upon a closing price for the Company's Common Stock of $8.625 per share as reported on the Nasdaq National Market at the end of trading on May 21, 1997.

Release of Guarantees

    Messrs. Reynolds and Salig personally guaranteed the Company's indebtedness under its bank credit facility which matures in September 1997. The Company repaid this indebtedness in full with the proceeds of the Offering and has a commitment to replace its existing bank credit facility with a new facility that provides up to $10.0 million in availability. The Company's lender has agreed to release the personal guarantees of Mr. Reynolds and Salig in conjunction with the commencement of the new credit facility.

Registration Rights Agreement

    The Company entered into a Registration Rights Agreement with Bernard F. Reynolds, Eli Salig and Seymour Adler, dated as of January 15, 1997 (the "Registration Rights Agreement"). The Registration Rights Agreement provides that Messrs. Reynolds, Salig and Adler are entitled to demand and incidental registration rights.

Interest of Counsel

    Carl Seldin Koerner, a director and secretary of the Company, is a managing partner of the law firm of Koerner Silberberg & Weiner, LLP. Such firm has been general counsel to the Company since 1989 and acted as counsel to the Company in connection with the Offering. In fiscal 1997, the Company paid legal fees of $400,000 to Koerner, Silberberg & Weiner, LLP. The Company believes that the fees paid are comparable to those fees that would have been paid to an unrelated third party law firm. Pursuant to the Directors' Plan on January 15, 1997, Mr. Koerner was granted an option to purchase 5,000 shares of Common Stock. The option is exercisable at $6.50 per share and vests ratably over three years.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K


(a)   List of documents filed as part of this report:

  (1) Financial Statements and Supplementary Data
      -------------------------------------------

      See Index to Consolidated Financial Statements under Item 8 in Part II hereof.

  (2) Exhibits
      --------

      See (c) below.

(b) Reports on Form 8-K.
    -------------------

    The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.


(c) Exhibits
    --------

    Exhibit
    Number                       Description
    ------                       -----------

       3.1     First Restated Certificate of Incorporation of the Company
       3.2     By-laws of the Company
      *4.1    Specimen of Common Stock Certificate
      10.1    Warrant Agreement by and between the Company and H.C.
              Wainwright & Co., Inc.
     *10.2    Registration Rights Agreement between the Company, Bernard F.
              Reynolds, Eli Salig and Seymour Adler, Ph.D.
      10.3    Stock Option and Grant Plan of the Company
      10.4    Director's Stock Option Plan of the Company
      10.5    Employee Stock Purchase Plan of the Company
     *10.6    Employment Agreement between the Company and Bernard F. Reynolds
     *10.7    Employment Agreement between the Company and Eli Salig
     *10.8    Employment Agreement between the Company and Seymour Adler, Ph.D.
     *10.9    Sublease dated July 2, 1996 between Assessment Solutions and Nikon
              Inc. regarding the space at 1300 Walt Whitman Road, Melville,
              New York
     *10.10   Lease dated January 27, 1984 between Assessment Solutions and 780
              Third Avenue Associates regarding the space at 780 Third Avenue,
              New York, New York, and the Third Amendment to the lease dated
              August 7, 1996 by and among Assessment Solutions, Proudfoot and
              780 Third Avenue Associates
     *10.11   Sublease dated October 6, 1994 between Proudfoot and Nikon, Inc.
              regarding the space at 1300 Walt Whitman Road, Melville, New York, and the Amendment to the sublease, dated July 2, 1996
     *10.12   Lease dated January 25, 1996 between Assessment Solutions and
              Pruneyard Associates regarding the space at 1999 South Bascom
              Avenue, Campbell, California
     *10.13   Commitment letter dated March 3, 1997 between the Company and
              Fleet Bank, N.A.
    *+10.14   Agreement by and between Assessment Solutions and Telesector
              Resources Group, Inc. ("NYNEX")
     *21.1    List of Subsidiaries of the Company
      27.1    Financial Data Schedule

------------------------
    * Incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 24, 1997, as amended, Registration No. 333-20401.

    + Confidential treatment was granted as to a portion of this document by order of the SEC on April 9, 1997.

Note: In November of 1996, Assessment Systems, Inc. changed its name to Assessment Solutions. Consequently, all references herein to Assessment Solutions are intended to also refer to Assessment Systems, Inc.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ASI SOLUTIONS INCORPORATED


                                      By: /s/ Eli Salig
                                         ---------------------------------------
                                         Eli Salig
                                         President and Chief Operating Officer


Dated: June 24, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                  Title                             Date
       ---------                  -----                             ----

/s/ Bernard F. Reynolds  Chairman of the Board and Chief        June 24, 1997
-----------------------  Executive Officer (Principal          ----------------
Bernard F. Reynolds      Executive Officer)

/s/ Eli Salig            President and Chief Operating          June 24, 1997
-----------------------  Officer (Principal Executive          ----------------
Eli Salig                Officer) and Director

/s/ Seymour Adler        Executive Vice President and           June 24, 1997
-----------------------  Director                              ----------------
Seymour Adler

/s/ Michael J. Mele      Vice President and Chief Financial     June 24, 1997
-----------------------  Officer (Principal Financial and      ----------------
Michael J. Mele          Accounting Officer)

/s/ David Tory           Director                               June 24, 1997
-----------------------                                        ----------------
David Tory

/s/ Michael J. Boylan    Director                               June 24, 1997
-----------------------                                        ----------------
Michael J. Boylan

/s/ Ilan Kaufthal        Director                               June 24, 1997
-----------------------                                        ----------------
Ilan Kaufthal

/s/ Carl Seldin Koerner  Secretary and Director                 June 24, 1997
-----------------------                                        ----------------
Carl Seldin Koerner