Form 10-Q
period 1997-06-30
ASI SOLUTIONS INC
filed 1997-08-14
CIK 1029445

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR
                                       --

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to


                        Commission file number 0-22-309


                           ASI SOLUTIONS INCORPORATED
             (Exact name of registrant as specified in its charter)

                       DELAWARE                          13-3903237
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)           Identification No.)

        780 THIRD AVENUE, NEW YORK, NEW YORK               10017
        (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:     (212) 319-8400


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on August 7, 1996 was 6,379,624.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASI SOLUTIONS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                          JUNE 30, 1997   MARCH 31, 1997
                                            (UNAUDITED)
                                          --------------  ---------------
                ASSETS:


Current assets:
    Cash and cash equivalents               $ 6,459,710       $   60,190
    Accounts receivable, net                  4,487,507        4,184,886
    Prepaid expenses and other current          348,709          343,455
     assets
    Deferred income taxes                         5,910            5,910
    Notes receivable from stockholders                -          389,191
                                            -----------       ----------
                Total current assets         11,301,836        4,983,632

Property and equipment, net                   2,697,043        2,219,801
Intangible assets, net                        1,102,258        1,121,815
Other assets                                    747,253          269,990
                                            -----------       ----------
                Total assets                $15,848,390       $8,595,238
                                            ===========       ==========


LIABILITIES  AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Notes payable to bank                   $         -       $1,844,000
    Current portion, long-term debt              66,506           66,506
    Accounts payable and accrued              1,866,485        1,874,139
     expenses
    Accrued income taxes                        143,389        1,046,584
                                            -----------       ----------
                Total current liabilities     2,076,380        4,831,229

Deferred income taxes                            78,303           78,303
Long-term debt, less current portion            290,594          306,626
Other liabilities                               130,634          136,194
                                            -----------       ----------
                Total liabilities             2,575,911        5,352,352

Stockholders' equity:
    Common stock                                 64,252           46,252
    Additional paid-in capital               10,130,438        1,109,218
    Retained earnings                         3,470,520        3,052,450
                                            -----------       ----------
                                             13,665,210        4,207,920

    Less: Treasury stock at cost
           (45,534 shares)                     (392,731)               -
          Deferred offering costs                     -         (965,034)
                                            -----------       ----------
                Total stockholders' equity   13,272,479        3,242,886
                                            -----------       ----------
                Total liabilities &         $15,848,390       $8,595,238
                 stockholders' equity       ===========       ==========

       The accompanying notes are an integral part of these consolidated financial statements.

ASI SOLUTIONS INCORPORATED AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 3 MONTHS ENDED JUNE 30, 1997 AND 1996

                                               1997            1996
                                          --------------  --------------
Revenue                                      $6,700,275      $3,911,416
Cost of services                              3,444,723       1,742,145
                                             ----------      ----------
    Gross profit                              3,255,552       2,169,271

Operating expenses:
    General and administrative                1,317,618         760,184
    Sales and marketing                         784,877         372,171
    Research and development                    474,644         231,125
                                             ----------      ----------
Income from operations                          678,413         805,791

Interest (expense) income, net                   62,232         (26,637)
                                             ----------      ----------
Income before provision for income taxes        740,645         779,154

Provision for income taxes                      322,575         366,982
                                             ----------      ----------

          Net income                         $  418,070      $  412,172
                                             ==========      ==========

Net income per common share                       $0.07           $0.09
                                             ==========      ==========

Weighted average common shares                6,106,191       4,667,404
 outstanding                                 ==========      ==========

       The accompanying notes are an integral part of these consolidated financial statements.

ASI SOLUTIONS INCORPORATED AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 3 MONTHS ENDED JUNE 30, 1997 AND 1996

                                               1997            1996
                                          --------------  --------------
Cash flow from operating activities:
    Net income:                             $   418,070       $ 412,172
    Adjustments to reconcile net income
     to net cash
    provided by operating activities:
         Depreciation and amortization          159,622          55,799
         Provision for doubtful accounts          7,500
         Accrual of straight-line rent           (5,560)         (3,180)
         Deferred income taxes
         Changes in assets and liabilities:
               Accounts receivable             (310,121)       (714,504)
               Prepaid expenses                  (5,254)        (20,305)
               Other Assets                    (480,803)        (28,466)
               Notes receivable,shareholder                      (2,800)
               Accounts payable and
                accrued expenses                 (7,654)         52,184
               Income taxes                    (903,195)       (258,200)
                                            -----------       ---------
                 Net cash provided by        (1,127,395)       (507,300)
                  operating activities      -----------       ---------

Cash flow from investing activities:
   Fixed assets additions                      (617,307)       (176,743)
                                            -----------       ---------

Net cash used in investing activities          (617,307)       (176,743)
                                            -----------       ---------

Cash flow from financing activities:

Book overdraft                                                   44,460
Proceeds from borrowings                                        570,000
Repayment of bank debt                       (1,860,032)
Proceeds from issuance of common stock,
 net                                         10,004,254
                                            -----------       ---------
Net cash used in financing activities         8,144,222         614,460
                                            -----------       ---------

Net increase (decrease) in cash               6,399,520         (69,583)
Cash, at beginning of year                       60,190          69,583
                                            -----------       ---------
Cash, at end of quarter                     $ 6,459,710       $       -
                                            ===========       =========

Supplemental disclosures of non
 cash investing and activities:
Transfer of common stock back to the
 Company in full satisfaction of
 shareholder debt of $389,191.


       The accompanying notes are an integral part of these consolidated financial statements.

                           ASI SOLUTIONS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


ASI SOLUTIONS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     Effective April 16, 1997, the Company sold 1,800,000 shares of common stock to the public at a price of $6 per share in an initial public offering (the "Offering"). Proceeds from the Offering, net of underwriters discount and offering costs, were approximately $9,039,000. Offering costs were approximately $965,000. Effective on the Offering date, the Company's Certificate of Incorporation (the "Certificate") was restated to increase the number of authorized shares of Common Stock to 18 million shares. In addition, effective on the Offering date, the Board of Directors of the Company were authorized to issue up to 2,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. However, pursuant to the Certificate, the holders of Preferred Stock would not have cumulative voting rights with respect to the election of directors. Any such Preferred Stock issued by the Company may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

     The exchange described above has been accounted for as a reorganization since all entities involved were under common control. The consolidated financial statements reflect the interests attributable to the one controlling shareholder of both combined entities at their historical basis of accounting. The remaining interests have been accounted for as a purchase of minority interests and the excess of the purchase price over the related historical cost of $1,063,000 has been allocated to intangible assets. All intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited interim financial statements of ASI Solutions Incorporated have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of the three months ended June 30, 1997 and 1996 are not necessarily indicative of the results of operations for the entire year.

2.  OPERATIONS:

     THE COMPANY

     Assessment Solutions is a management consulting firm with primary emphasis on research and the application of simulation technology to the assessment of sales, service and management personnel. PRI provides pre-employment and post-employment background checks. C3 provides monitoring services for clients who engage in large-scale use of call centers for their customer contact functions.

     IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1999. Management has not yet evaluated the effects of this change on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1999. Management has not yet evaluated the effect of this change on the Company's financial statements.

     USE OF OFFERING PROCEEDS

     The Copmpany has used approximately $3,064,000 of the offering proceeds to repay debt, $1,030,000 to purchase equipment and has invested the remainder in liquid short term investments.


3.   STOCKHOLDERS EQUITY:

A SUMMARY OF THE CHANGES IN THE STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 1997 IS AS FOLLOWS:

                                          COMMON     ADDITIONAL     RETAINED EARNINGS     DEFERRED      TREASURY STOCK     TOTAL
                                           STOCK   PAID-IN CAPITAL                     OFFERING COSTS
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                   $46,252      $ 1,109,218         $3,052,450       $(965,034)    $    -        $ 3,242,886

ISSUANCE OF COMMON
 STOCK IN INITIAL PUBLIC
 OFFERING AND PAYMENT OF
 OFFERING COSTS                            18,000        9,021,220                            965,034                    10,004,254


TRANSFER OF TREASURY STOCK                                                                                  (392,731)      (392,731)

NET INCOME                                                                    418,070                                       418,070
                                          -------      -----------         ----------       ---------     ----------    -----------
BALANCE, JUNE 30, 1997                    $64,252      $10,130,438         $3,470,520       $       -       (392,731)   $13,272,479
                                          =======      ===========         ==========       =========     ==========    ===========

4.   SUBSEQUENT EVENT:

On July 22, 1997, the Company entered into a Revolving Credit Agreement ("Credit Agreement") with a financial institution. The Credit Agreement is for revolving credit loans with borrowing availability of up to $10 million. Borrowing under the Credit Agreement bears interest at the prime rate. The Credit Agreement's term expires on September 30, 1999 at which time any outstanding principal and interest is payable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

QUARTERLY COMPARISON OF RESULTS OF OPERATIONS

The Company's first quarter revenue increased 71.3% to $6.7 million from $3.9 million in the first quarter of fiscal 1997 and net income rose 1.4% to $418 thousand from $412 thousand in the first quarter of fiscal 1997.

Revenue increased in all four business areas. Assessment and Selection revenue was $3.0 million, an increase of $1.7 million, or 133.8%, principally due to increased revenue with existing clients and the addition of several new clients since the first quarter of fiscal 1997.

Employment Process Administration revenue was $2.6 million, an increase of $0.5 million, or 26.3%, due principally to higher volume with existing clients.

Customer Contact Monitoring revenue was $0.5 million, an increase of $0.4 million from the first quarter of last year. This is a new business area and the increase was due to services provided to one principal client.

Training and Development revenue was $0.7 million, an increase of $0.1 million, or 22.5%, due in part to the addition of two new clients.

Cost of services increased $1.7 million, or 97.7%, to $3.4 million primarily due to personnel additions and higher equipment expenses needed to meet the increased business volume. As a percentage of revenue, cost of services increased to 51.4% from 44.5% due to expenses incurred to expand operations center capacity and due to a change in sales mix to lower margin business including customer contact monitoring and employment background reports.

General and administrative expense increased $0.6 million, or 73.3%, to $1.3 million due to personnel additions in senior management and the finance staff as well as higher outside services associated with operating as a publicly owned entity. Higher fixed expenses associated with the new corporate offices also contributed to the increase. As a percentage of revenue, general and administrative expense increased from 19.4% to 19.7%.

Sales and marketing expense increased by $0.4 million, or 110.9%, to $0.8 million principally due to the addition of senior staff to manage business units and sales areas, and to higher spending incurred to promote business volume. As a percentage of revenue, sales and marketing expense increased from 9.5% to 11.7%.

Research and development expense was $0.5 million, an increase of $0.2 million from the first quarter of last year due to increased personnel, outside services and conference expenses. As a percentage revenue, research and development expense was 7.1%, up from 5.9% last year.

Net interest income was due to the investment of the proceeds of the initial public offering in April, 1997. The provision for income taxes declined to 43.6% from 47.1% due to lower New York City taxes resulting from the transfer of a significant portion of operations out of New York City.

(Percentages are based on actual amounts as opposed to the rounded amounts shown above.)

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from capital requirements, capital expenditures and principal and interest payments on debt. The Company funds its operating and capital needs with cash flow generated from operations, supplemented by short-term borrowings under bank lines of credit and long-term equipment financing. The Company raised $9 million after expenses in an Initial Public Offering in April 1997.

Cash flow used in operations was $1,127,395 in the first quarter of fiscal 1998 due to higher receivables resulting from the growth in sales, deposits on real estate leases, and income tax payments. Cash flow used in investing activities of $617,307 was primarily used for furniture and computer and telecommunications equipment for the new operations center in Melville, New York.

In July, 1997, a new bank credit facility was established which provides up to $10 million of credit availability. This facility expires September 30, 1999. The Company also has a $1.9 million equipment lease facility. At June 30, 1997, there were no borrowings against the bank credit facility and $0.4 million against the equipment lease facility.

The Company used a portion of the $9 million net proceeds from the Initial Public Offering to repay bank lines of credit of $2 million and other payables of $1 million.

IMPACT OF RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1999. Management has not yet evaluated the effects of this change on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1999. Management has not yet evaluated the effect of this change on the Company's financial statements.

NOTE ON FORWARD LOOKING STATEMENTS

Certain statements in this 10Q and written and oral statements made by the Company may contain, in addition to historical information, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe, "expect", "intend", "estimate" and "anticipate" and other expressions which are predictions of or indicate futures events and trends and which do not relate to historical matters identify forward-looking statements. Any such statements are subject to risks and uncertainties that could cause the actual results to differ materially from those projected in such statements, including negative developments relating to unforeseen order cancellations or the effect of a customer delaying an order, negative developments relating to the Company's significant customers, a reduction in the demand for the Company's services which could impact capacity utilization as well as sales volume, the impact of intense competition, changes in the industry, and changes in the general economy such as inflationary pressure which could increase the Company's cost of borrowing and those factors discussed in the section entitled "Risk Factors" as well as those discussed elsewhere in the Company's prospectus from its initial public offering (a copy of which will be provided without change upon request to the Company). The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not Applicable.

                         PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     Not Applicable.


ITEM 2.   CHANGES IN SECURITIES

     Not Applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


ITEM 5.   OTHER INFORMATION

     Not Applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this report:


EXHIBIT
NUMBER    DESCRIPTION
------    -----------

10.1 Lease Agreement by and between 320 Expressway Associates and the Company dated March 27, 1977.

10.2 Revolving Credit Agreement by and between Fleet Bank, N.A., and the Company, dated July 22, 1997.

27.1      Financial Data Schedule.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ASI SOLUTIONS INCORPORATED

Date: August 14, 1997         By: /s/ MICHAEL J. MELE
                                  Michael J. Mele
                                  Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

8