Form 10-Q
period 1997-09-30
ASI SOLUTIONS INC
filed 1997-11-07
CIK 1029445

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



           For the transition period from ___________ to ___________



                        Commission file number 0-22-309



                          ASI SOLUTIONS INCORPORATED

            (Exact name of registrant as specified in its charter)



         DELAWARE                                           13-3903237
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization                      Identification Number)


  780 THIRD AVENUE, NEW YORK, NEW YORK                        10017
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area             (212) 319-8400
                  code:


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on NOVEMBER 7, 1997 was 6,396,701.

PART I.  Financial Information

ITEM 1.  Financial Statements

ASI Solutions Incorporated and Subsidiaries
Consolidated Balance Sheets
September 30, 1997 and March 31, 1997


                                                      September 30,     March 31,
                                                          1997            1997
                                                       (Unaudited)
                                                      ------------     ------------
ASSETS:

Current Assets:
     Cash and cash equivalents                          $ 5,680,696    $   60,190
     Accounts receivable, net                             4,463,294     4,184,886
     Prepaid expenses and other current assets              295,196       343,455
     Deferred income taxes                                    5,910         5,910
     Notes receivable from stockholders                                   389,191
                                                        -----------   -----------
         Total current assets                            10,445,096     4,983,632

     Property and equipment, net                          4,406,040     2,219,801
     Intangible assets, net                               2,094,077     1,121,815
     Other assets                                           246,964       269,990
                                                        -----------    ----------
         Total assets                                   $17,192,177    $8,595,238
                                                        ===========    ==========

LIABILITIES  AND STOCKHOLDERS' EQUITY:

Current Liabilities:
     Notes payable to bank                              $ 1,145,850    $1,844,000
     Current portion, long-term debt                        423,947        66,506
     Accounts payable and accrued expenses                1,102,750     1,874,139
     Accrued income taxes                                  (122,697)    1,046,584
                                                        -----------    ----------
         Total current liabilities                        2,549,850     4,831,229

     Deferred income taxes                                   78,303        78,303
     Long-term debt, less current portion                   910,524       306,626
     Other liabilities                                      125,075       136,194
                                                        -----------    ----------
         Total liabilities                                3,663,752     5,352,352

StockholderAEs Equity:
     Common stock                                            64,423        46,252
     Additional paid in capital                          10,217,365     1,109,218
     Retained earnings                                    3,639,368     3,052,450
                                                        -----------    ----------
                                                         13,921,156     4,207,920

Less: Treasury stock at cost (45,534 shares)               (392,731)
      Deferred offering costs                                            (965,034)
                                                        -----------   -----------
      Total stockholdersAE equity                        13,528,425     3,242,886
                                                        ===========    ==========
      Total liabilities & stockholdersAE equity         $17,192,177    $8,595,238
                                                        ===========    ==========

The accompanying notes are an integral part of these financial statements

ASI Solutions Incorporated and Subsidiaries
Unaudited Consolidated Statements of Income
For the 3 months and 6 months ended September 30, 1997 and 1996



                                                       3 Months Ended              6 Months Ended
                                                  September     September      September      September
                                                  30, 1997      30, 1996       30, 1997       30, 1996
                                                 ----------     ----------    -----------     ----------
Revenue                                          $5,905,076     $4,141,535    $12,605,351     $8,052,951
Cost of services                                  3,319,218      1,841,576      6,763,941      3,583,721
                                                 ----------     ----------    -----------     ----------
 Gross profit                                     2,585,858      2,299,959      5,841,410      4,469,230

Operating expenses:
 General and administrative                       1,319,009        720,252      2,636,627      1,480,436
 Sales and marketing                                661,093        367,532      1,445,970        739,703
 Research and development                           360,600        226,495        835,244        457,620
                                                 ----------     ----------    -----------     ----------

Income from operations                              245,156        985,680        923,569      1,791,471

Interest (expense) income, net                       51,009         (7,280)       113,241        (33,917)
                                                 ----------     ----------     -----------    ----------

Income before provision for income taxes            296,165        978,400      1,036,810      1,757,554

Provision for income taxes                          127,317        673,582        449,892      1,040,564
                                                 ----------     ----------    -----------     ----------

  Net income                                     $  168,848     $  304,818     $  586,918     $  716,990
                                                 ==========     ==========    ===========     ==========

Net income per common share                           $0.03          $0.07          $0.09          $0.15

Weighted average common shares outstanding        6,381,041      4,667,404      6,243,618      4,667,404
                                                 ==========     ==========    ===========     ==========


The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the 6 Months Ended September 30, 1997 and 1996


                                                    1997         1996
                                                ------------  ----------
Cash flow from operating activities:
   Net income:                                  $   586,918   $ 716,990
   Adjustments to reconcile net income to
   net cash:
       Depreciation and amortization                393,808     152,749
       Provision for doubtful accounts               15,000
       Deferred income taxes                                     (9,887)
       Changes in assets and liabilities:
           Accounts receivable                     (293,409)   (967,551)
           Prepaid expenses                          48,259     (12,077)
           Other assets                              11,908    (144,709)
           Notes receivable from shareholder                    (12,731)
           Accounts payable and accrued
           expenses                                (774,928)    283,172
           Income taxes                          (1,169,282)    161,440
                                                -----------   ---------

Net cash (used in) provided by
  operating activities                           (1,181,726)    167,396
                                                -----------   ---------

Cash flow from investing activities:
   Fixed assets additions                        (2,535,809)   (720,431)
   Acquisition of business                       (1,016,500)
                                                -----------

Net cash (used in) provided by
   investing activities                          (3,552,309)   (720,431)
                                                -----------   ---------

Cash flow from financing activities:
Proceeds from borrowings                            961,339     605,000
Repayment of bank debt                             (698,150)
Proceeds from issuance of common stock, net      10,091,352
                                                -----------   ---------
Net cash provided by financing activities        10,354,541     605,000

Net increase (decrease) in cash                   5,620,506      51,965

Cash at beginning of period                          60,190      69,583
                                                -----------   ---------

Cash at end of period                           $ 5,680,696   $ 121,548
                                                ===========   =========

Supplemental disclosures of non
cash investing and financing activities:
Transfer of common stock back to the
Company in full satisfaction of
shareholder debt of $389,191.

The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION:
    --------------------------------------

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

Effective April 16, 1997, the Company sold 1.8 million shares of common stock to the public at a price of $6 per share in an initial public offering and pursuant to an over-allotment option the underwriter purchased 270 thousand shares of common stock at a price of $6 per share (the "Offering"). Proceeds from the Offering, net of underwriters discount and offering costs, were approximately $9,039,000. Effective on the Offering date, the Company's Certificate of Incorporation (the "Certificate") was restated to increase the number of authorized shares of Common Stock to 18 million shares. In addition, effective on the Offering date, the Board of Directors of the Company were authorized to issue up to 2 million shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. However, pursuant to the Certificate, the holders of Preferred Stock would not have cumulative voting rights with respect to the election of directors. Any such Preferred Stock issued by the Company may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

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

The accompanying unaudited interim financial statements of ASI Solutions Incorporated have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of the six months ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations for the entire year.

2.  OPERATIONS:
    ----------

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management has determined that the effects of this change on the Company's financial statements will not be material.

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

USE OF OFFERING PROCEEDS

The Company has used approximately $3 million of the offering proceeds to repay debt, $1 million to purchase equipment, $570 thousand related to the acquisition of Effective Learning Systems, and has invested the remainder in liquid short term investments.

3.  STOCKHOLDERS EQUITY:
    -------------------


A Summary Of The Changes In The Stockholders' Equity For The 6 Months Ended September 30, 1997 Is As Follows:




                                                            ADDITIONAL    RETAINED     DEFERRED      TREASURY       TOTAL
                                                 COMMON      PAID-IN      EARNINGS     OFFERING       STOCK
                                   SHARES        STOCK       CAPITAL                     COSTS
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997             4,625,158    $46,252    $1,109,218  $3,052,450    $(965,034)     $           $3,242,886

Issuance of Common
Stock in initial public
offering and payment of
offering costs                      1,800,000     18,000     9,021,220                  965,034                  10,004,254


Transfer of Common Stock
back to the Company                   (45,534)                                                        (392,731)    (392,731)

Issuance of Common Stock
for Employee Stock
Purchase Plan                          17,077        171        86,927                                               87,098


Net Income                                                                 586,918                                  586,918
                                   ------------------------------------------------------------------------------------------
Balance, September 30, 1997         6,396,701    $64,423   $10,217,365  $3,639,368    $      --      $(392,731) $13,528,425
                                   ==========================================================================================



4.   ACQUISITION OF EFFECTIVE LEARNING SYSTEMS
     -----------------------------------------

On August 29, 1997, the Company acquired the assets of Effective Learning Systems, a New Jersey based training organization for approximately $1 million dollars. The effect of this acquisition on the reported financial statements of the Company is not significant.

5.   REVOLVING CREDIT AGREEMENT:
     --------------------------

On July 22, 1997 the Company entered into a Revolving Credit Agreement ("Credit Agreement") with a financial institution. The Credit Agreement is for revolving credit loans with borrowing availability of up to $10 million. Borrowing under the Credit Agreement bears interest at the prime rate. The Credit Agreement's term expires on September 30, 1999 at which time any outstanding principal and interest is payable. The Credit Agreement has various restrictive covenants and is collateralized by all of the assets of the Company.

As of September 30, 1997, borrowings outstanding under the Credit Agreement were $1,145,850. Interest expense for the 6 months ended September 30, 1997 was $31,322.

6.   PROVISION FOR INCOME TAXES:
     --------------------------

The provision for income taxes declined to 43% from 68.8% due primarily to higher costs in the same period for fiscal 1997 resulting from an Internal Revenue Service examination and lower New York City taxes in 1998 resulting from the transfer of a significant portion of operations out of New York City.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

QUARTERLY COMPARISON OF RESULTS OF OPERATIONS

The Company's second quarter revenue increased 42.6% to $5.9 million from $4.1 million in the second quarter of fiscal 1997. Net income was $169,000, or 2.9% of revenue, down 44.6% from $305,000, or 7.4% of revenue, in the second quarter of fiscal 1997. The decrease in profitability is primarily due to high costs associated with personnel addition and increased facility cost associated with the opening of a new operations center.

Revenue increased in all four business areas. Assessment and Selection revenue was $2.2 million, an increase of $0.7 million, or 46.2%, principally due to increased revenue with existing clients.

Employment Process Administration revenue was $2.8 million, an increase of $0.5 million, or 22.2%, due principally to higher volume with existing clients. Several new clients were added.

Customer Contact Monitoring revenue was $0.4 million, an increase of $0.4 million from the second quarter of last year. This is a new business area and the increase was due to services provided to new clients.

Training and Development revenue was $0.5 million, an increase of $0.1 million, or 37.6%. New clients plus the newly acquired Effective Learning Systems account for the increase.

Cost of services increased $1.5 million, or 80.2%, to $3.3 million primarily due to personnel additions and higher facility and equipment expenses needed to meet the increased business volume. A new operations center with 23,000 square feet was opened in July, 1997. As a percentage of revenue, cost of services increased to 56.2% from 44.5% due to higher spending.

General and administrative expense increased $0.6 million, or 83.1%, to $1.3 million. Higher outside services associated with operating as a publicly owned entity and higher fixed expenses associated with the new corporate offices contributed to the increase. As a percentage of revenue, general and administrative expense increased from 17.4% to 22.3%.

Sales and marketing expense increased by $0.3 million, or 79.6%, to $0.7 million principally due to the addition of senior staff to manage business units and sales areas, and higher spending incurred to promote business volume. As a percentage of revenue, sales and marketing expense increased from 8.9% to 11.2%.

Research and development expense was $0.4 million, an increase of $0.1 million from last year due to increased personnel. As a percentage of revenue, research and development expense was 6.1%, up from 5.5% last year.

Net interest income increased due to the investment of the proceeds of the initial public offering in April, 1997. As a percentage of pre tax income, the provision for income taxes declined to 43% from 68.8% due primarily to higher costs in the same period for fiscal 1997 resulting from an Internal Revenue Service examination and lower New York City taxes in 1998 resulting from the transfer of a significant portion of operations out of New York City.

(Percentages are based on actual amounts as opposed to the rounded amounts shown above.)

YEAR-TO-DATE COMPARISON OF RESULTS OF OPERATIONS

The Company's year to date revenue increased 56.5% to $12.6 million from $8.0 million. Net income was $587 thousand or 4.7% of revenue, down 18.1% from $717,000, or 8.9% of revenue, in the first half of fiscal 1997. The addition of personnel, including several senior managers, and the increase in facilities, such as the new operations center, account for most of the decline in the net income percentage.

Year to date revenue increased in all four business areas. Assessment and Selection revenue was $5.2 million, an increase of $2.4 million, or 86.5%, principally due to increased revenue with existing clients and the addition of several new clients.

Employment Process Administration revenue was $5.3 million, an increase of $1.0 million, or 24.1%, due principally to higher volume with existing clients.

Customer Contact Monitoring revenue was $0.9 million, an increase of $0.8 million from the second quarter of last year. This is a new business area and the increase was due to services provided to new clients.

Training and Development revenue was $1.2 million, an increase of $0.3 million, or 28.4%, due in part to the addition of new clients and the acquisition of Effective Learning Systems.

Cost of services increased $3.2 million, or 88.7%, to $6.8 million primarily due to personnel additions and higher equipment expenses needed to meet the increased business volume and to staff the new operations center. As a percentage of revenue, cost of services increased to 53.7% from 44.5% due to expenses incurred to expand operations center capacity and due to a change in sales mix to lower margin business in customer contact monitoring and employment background reports.

General and administrative expense increased $1.2 million, or 78.1%, to $2.6 million due to personnel additions in senior management and the finance staff as well as higher outside services associated with operating as a publicly owned entity. Higher fixed expenses associated with the new corporate offices also contributed to the increase. As a percentage of revenue, general and administrative expense increased from 18.4% to 20.9%.

Sales and marketing expense increased by $0.7 million, or 95.4%, to $1.4 million principally due to the addition of senior staff to manage business units and sales areas, and to higher spending incurred to promote awareness of the Company and business volume. As a percentage of revenue, sales and marketing expense increased from 9.2% to 11.5%.

Research and development expense was $0.8 million, an increase of $0.4 million from last year due to increased personnel, outside services and conference expenses. As a percentage revenue, research and development expense was 6.6%, up from 5.7% last year.

Net interest income increased due to the investment of the proceeds of the initial public offering in April, 1997. As a percentage of pre-tax income, the provision for income taxes declined to 43.4% from 59.2% due primarily to higher costs in the same period for fiscal 1997 resulting from an Internal Revenue Service examination and lower New York City taxes resulting from the transfer of a significant portion of operations out of New York City in 1998.

(Percentages are based on actual amounts as opposed to the rounded amounts shown above.)

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from capital requirements, capital expenditures and principal and interest payments on debt. The Company funds its operating and capital needs with cash flow generated from operations, supplemented by short-term borrowings under bank lines of credit and long-term equipment financing. The Company raised approximately $9 million after expenses in an Initial Public Offering in April, 1997.

Cash flow used in operations was $1,181,726 in the first half of fiscal 1998 due to higher receivable resulting from the growth in sales, to reduction in Accounts Payable and Actual Expenses and income tax payments. Cash flow used in investing activities of $3,552,309 was primarily for furniture and computer and telecommunications equipment for the new operations center in Melville, New York and for the acquisition of Effective Learning Systems.

In July, 1997, a new bank credit facility was established which provides up to $10 million of credit availability. This facility expires September 30, 1999. The Company also has a $1.9 million equipment lease facility. At September 30, 1997, there were borrowings of $1,145,850 against the bank credit facility and $932,971 against the equipment lease facility.

The Company used a portion of the $9 million net proceeds from the Initial Public Offering to repay bank lines of credit of $2 million and other payables of $1 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management has determined that the effects of this change on the Company's financial statements will not be material.

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

NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this 10Q and written and oral statements made by the Company may contain, in addition to historical information, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The words "believe, "expect" "intend, "estimate" and "anticipate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Any such statements are subject to risks and uncertainties that could cause the actual results to differ materially from those projected in such statements, including negative developments relating to unforeseen order cancellations or the effect of a customer delaying an order, negative developments relating to the Company's significant customers, a reduction in the demand for the Company's services which could impact capacity utilization as well as sales volume, the impact of intense competition, changes in the industry, changes in the general economy such as inflationary pressure which could increase the Company's cost of borrowing and those factors discussed in the section entitled "Risk Factors" as well as those discussed elsewhere in the Company's prospectus from its initial public offering (a copy which will be provided without charge upon request to the Company.) The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable.

PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the Offering, the Company filed a registration statement (the "Registration Statement") under the Securities Act of 1933, as amended, whereby the Company registered shares of its Common Stock, $.01 par value. The Registration Statement was effective on April 9, 1997 and was assigned an SEC file number of 2-20401. The Offering commenced on April 16, 1997 and all of the securities registered in connection with the Offering have been sold. The managing underwriter was H.C. Wainwright & Co., Inc. The Company received net proceeds of approximately $9,039,000 (the "Proceeds"). Since the Effective Date, the Company has spent the following approximate amounts of the Proceeds toward the purposes indicated:

               Working Capital                              $3,765,735
               Repayment of Debt                             3,064,000
               Purchase of Equipment                         1,639,265
               Acquisition of Effective Learning Systems       570,000


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.


ITEM 5.  OTHER INFORMATION

         Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this report:


             EXHIBIT NUMBER                            DESCRIPTION
             --------------                            -----------

                 27.1         Financial Data Schedule.


         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               ASI SOLUTIONS INCORPORATED




Date: November 7, 1997         By: /s/  MICHAEL J. MELE
                                   --------------------
                                   Michael J. Mele
                                   Vice President and Chief Financial Officer
                                   (on behalf of the registrant and as principal financial and accounting officer)