Form 10-Q
period 1997-12-31
ASI SOLUTIONS INC
filed 1998-01-30
CIK 1029445

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                      OR
                                      --

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________


                        Commission file number 0-22-309


                          ASI SOLUTIONS INCORPORATED
            (Exact name of registrant as specified in its charter)


          DELAWARE                                         13-3903237
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization                     Identification Number)

780 THIRD AVENUE, NEW YORK, NEW YORK                         10017
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including                 (212) 319-8400
area code:


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No ____
                                               -----

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on January 27, 1998 was 6,446,701.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASI SOLUTIONS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND MARCH 31, 1997

                                                                    DECEMBER 31,          MARCH 31,
                                                                       1997                 1997
                                                                    (UNAUDITED)
                                                                ------------------    ---------------
ASSETS:

Current Assets:
  Cash and cash equivalents                                            $ 2,883,155         $   60,190
  Accounts receivable, net                                               6,806,782          4,184,886
  Prepaid expenses and other current assets                                268,657            343,455
  Deferred income taxes                                                      5,910              5,910
  Notes receivable from stockholders                                                          389,191
                                                                ------------------    ---------------
     Total current assets                                                9,964,504          4,983,632

Property and equipment, net                                              5,218,286          2,219,801
Intangible assets, net                                                  24,180,349          1,121,815
Deferred financing costs                                                   478,633
Other assets                                                               271,773            269,990
                                                                ------------------    ---------------
     Total assets                                                      $40,113,545         $8,595,238
                                                                ==================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Notes payable to bank                                                $ 2,372,579         $1,844,000
  Current portion, long-term debt                                          267,667             66,506
  Current portion, notes payable                                         1,666,666
  Accounts payable and accrued expenses                                  3,103,703          1,874,139
  Accrued income taxes                                                                      1,046,584
                                                                ------------------    ---------------
     Total current liabilities                                           7,410,615          4,831,229

Deferred income taxes                                                       78,303             78,303
Notes payable to bank, less current portion                             14,214,246
Long-term debt, less current portion                                        66,917            306,626
Notes payable, less current portion                                      3,333,334
Other liabilities                                                          205,053            136,194
                                                                ------------------    ---------------
     Total liabilities                                                  25,308,468          5,352,352

Stockholders' Equity:
  Common stock                                                              65,123             46,252
  Additional paid in capital                                            10,846,665          1,109,218
  Currency translation adjustment                                          (11,550)
  Retained earnings                                                      4,297,570          3,052,450
                                                                ------------------    ---------------
                                                                        15,197,808          4,207,920
Less: Treasury stock at cost (45,534 shares)                              (392,731)
  Deferred offering costs                                                                    (965,034)
                                                                ------------------    ---------------
     Total stockholders' equity                                         14,805,077          3,242,886
                                                                ------------------    ---------------
     Total liabilities & stockholders' equity                          $40,113,545         $8,595,238
                                                                ==================    ===============

The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE 3 MONTHS AND 9 MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                            3 MONTHS ENDED                 9 MONTHS ENDED
                                                         DECEMBER       DECEMBER        DECEMBER       DECEMBER
                                                         31, 1997       31, 1996        31, 1997       31, 1996
                                                       -----------    -----------     ------------   ------------
Revenue                                                 $9,385,226     $4,805,828      $21,990,577    $12,858,779
Cost of services                                         4,528,056      2,321,492       11,291,997      5,905,213
                                                       -----------    -----------     ------------   ------------
    Gross profit                                         4,857,170      2,484,336       10,698,580      6,953,566

Operating expenses:
    General and administrative                           2,270,606        726,384        4,907,233      2,206,820
    Sales and marketing                                    805,081        514,254        2,251,051      1,253,957
    Research and development                               392,799        385,256        1,228,043        842,876
                                                       -----------    -----------     ------------   ------------

Income from operations                                   1,388,684        858,442        2,312,253      2,649,913

Interest (expense) income, net                            (235,698)        20,652         (122,457)       (13,265)
                                                       -----------    -----------     ------------   ------------

Income before provision for income taxes                 1,152,986        879,094        2,189,796      2,636,648

Provision for income taxes                                 494,784        404,272          944,676      1,444,836
                                                       -----------    -----------     ------------   ------------

          Net income                                    $  658,202     $  474,822      $ 1,245,120    $ 1,191,812
                                                       ===========    ===========     ============   ============

Basic earnings per share                                $     0.10     $     0.10      $      0.20    $      0.26
                                                       ===========    ===========     ============   ============
Diluted earnings per share                              $     0.10     $     0.10      $      0.19    $      0.26
                                                       ===========    ===========     ============   ============

Weighted average common shares outstanding:
          Basic shares                                   6,437,534      4,625,158        6,308,257      4,625,158
          Plus diluted effect of stock
           options and warrants                            193,863         42,246          169,094         42,246
                                                       -----------    -----------     ------------   ------------
          Diluted shares                                 6,631,397      4,667,404        6,477,351      4,667,404
                                                       ===========    ===========     ============   ============

The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 9 MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                                    1997            1996
                                                                 ------------   -----------
Cash flow from operating activities:
 Net income:                                                     $  1,245,120   $ 1,191,812
 Adjustments to reconcile net income to
 net cash:
  Depreciation and amortization                                       785,167       282,167
  Provision for doubtful accounts                                      38,000
  Accrual of straight-line rent                                        68,859        (7,627)
  Other                                                               (15,090)
  Deferred income taxes                                                             (13,728)
  Changes in assets and liabilities:
   Accounts receivable                                             (2,659,896)   (1,308,346)
   Prepaid expenses and other current assets                           74,798       (15,025)
   Other assets                                                        (4,923)     (132,089)
   Notes receivable from stockholders                                               (19,096)
   Accounts payable and accrued
   Expenses                                                         1,229,564       363,448
   Income taxes                                                    (1,046,584)      247,625
                                                                 ------------   -----------

Net cash (used in) provided by operating activities                  (284,985)      589,141
                                                                 ------------   -----------

Cash flow from investing activities:
 Fixed asset additions                                             (3,598,057)   (1,456,410)
 Purchase of minority stockholder interest                                          (95,000)
 Acquisition of business - McLagan Partners                       (22,213,183)
 Acquisition of business - ELS                                     (1,016,500)
                                                                 ------------   -----------

Net cash (used in) investing activities                           (26,827,740)   (1,551,410)
                                                                 ------------   -----------

Cash flow from financing activities:
Proceeds from borrowings, net                                      16,456,533     1,038,785
Repayment of long-term debt                                        (2,242,195)
Issuance of note payable                                            5,000,000
Proceeds from issuance of common stock, net                        10,721,352
                                                                 ------------   -----------

Net cash provided by financing activities                          29,935,690     1,038,785
                                                                 ------------   -----------

Net increase in cash                                                2,822,965        76,516

Cash at beginning of period                                            60,190        69,583
                                                                 ------------   -----------

Cash at end of period                                            $  2,883,155   $   146,099
                                                                 ============   ===========

Supplemental disclosures of non
cash investing and financing activities:
Transfer of common stock back to the
Company in full satisfaction of
Shareholder debt of $389,191 in 1997.

The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION:
     --------------------------------------

On March 26, 1996, ASI Solutions Incorporated (the "Company") was incorporated in the State of Delaware. Effective March 31, 1996, the Company issued 4,625,158 shares of Common Stock in exchange for substantially all of the issued and outstanding shares of common stock of Proudfoot Reports Incorporated ("PRI") and 95% of the common stock of Assessment Solutions Incorporated ("Assessment Solutions"). During fiscal 1997, the remaining 5% of the outstanding common stock of Assessment Solutions was redeemed. The initial stockholders of the Company were also the principal stockholders of PRI and Assessment Solutions, the two previously separate but commonly controlled companies. After the reorganization, Assessment Solutions and PRI are wholly owned subsidiaries of the Company. C/3/ Solutions Incorporated ("C/3/") was formed on September 16, 1996 as a wholly owned subsidiary of the Company. On August 29, 1997, the Company's newly created subsidiary, T/3/ Solutions Incorporated ("T/3/"), acquired the assets of Effective Learning Systems and on November 13, 1997, the Company's newly created subsidiary McLagan Partners Incorporated ("McLagan Partners") acquired substantially all of the assets of McLagan Partners Incorporated and subsidiaries of McLagan Partners, McLagan Partners International Incorporated ("McLagan International") and McLagan Partners Asia Incorporated ("McLagan Asia") acquired substantially all of the assets of McLagan Partners International Incorporated and McLagan Partners Asia Incorporated respectively. The Company, Assessment Solutions, PRI, C/3/, T/3/, McLagan Partners, McLagan International and McLagan Asia are hereinafter referred to collectively as the "Company."

Effective April 16, 1997, the Company sold 1.8 million shares of common stock to the public at a price of $6 per share in an initial public offering and pursuant to an over-allotment option, the underwriter purchased 270,000 shares of common stock at a price of $6 per share (the "Offering"). Proceeds from the Offering, net of underwriters' discount and offering costs, were approximately $9,039,000. Effective on the Offering date, the Company's Certificate of Incorporation (the "Certificate") was restated to increase the number of authorized shares of Common Stock to 18 million shares. In addition, effective on the Offering date, the Board of Directors of the Company were authorized to issue up to 2 million shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. However, pursuant to the Certificate, the holders of Preferred Stock would not have cumulative voting rights with respect to the election of directors. Any such Preferred Stock issued by the Company may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

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

The accompanying unaudited interim financial statements of ASI Solutions Incorporated have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of the nine months ended December 31, 1997 and 1996 are not necessarily indicative of the results of operations for the entire year.

The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.


2.   OPERATIONS:
     ----------

THE COMPANY

Assessment Solutions is a management consulting firm with primary emphasis on research and the application of simulation technology to the assessment of sales, service and management personnel. PRI provides pre-employment and post-employment background checks. C/3/ provides monitoring services for clients who engage in large-scale use of call centers for their customer contact functions. McLagan provides compensation surveys and services to the financial industry.


IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

USE OF OFFERING PROCEEDS

The Company has used approximately $3 million of the offering proceeds to repay debt, $2.2 million to purchase equipment, $637,000 related to the acquisition of Effective Learning Systems, $2.5 million related to the acquisition of McLagan Partners Incorporated and has invested the remainder in liquid short term investments.


3.   STOCKHOLDERS' EQUITY:
     ---------------------

A SUMMARY OF THE CHANGES IN STOCKHOLDERS' EQUITY FOR THE 9 MONTHS ENDED DECEMBER 31, 1997 IS AS FOLLOWS:

                                                   ADDITIONAL      CURRENCY                  DEFERRED
                                         COMMON      PAID-IN      TRANSLATION    RETAINED    OFFERING      TREASURY
                               SHARES     STOCK      CAPITAL      ADJUSTMENT     EARNINGS      COSTS        STOCK         TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997      4,625,158   $46,252    $ 1,109,218                 $3,052,450   $(965,034)                $ 3,242,886

Issuance of Common
Stock in initial public
offering and payment of
offering costs               1,800,000    18,000      9,021,220                                965,034                  10,004,254


Transfer of Common Stock
back to the company            (45,534)                                                                    $(392,731)     (392,731)


Issuance of Common Stock
for Employee Stock
Purchase Plan                   17,077       171         86,927                                                             87,098


Issuance of Common Stock
for acquisition of McLagan      50,000       500        449,500                                                            450,000
Partners, Inc.

Issuance of Common Stock
related to bank financing       20,000       200        179,800                                                            180,000

Currency Translation
 Adjustment                                                          $(11,550)                                             (11,550)

Net Income                                                                       1,245,120                               1,245,120
                            ------------------------------------------------------------------------------------------------------
Balance, December 31, 1997   6,466,701   $65,123    $10,846,665      $(11,550)  $4,297,570                 $(392,731)  $14,805,077
                            ======================================================================================================

4.   ACQUISITION OF MCLAGAN PARTNERS INCORPORATED:
     --------------------------------------------

On November 13, 1997, the Company acquired substantially all of the assets (primarily fixed assets of $501,478) and businesses of McLagan Partners Incorporated and its related entities (collectively, "McLagan"). The consideration paid by the Company for the assets of McLagan included (i) $15.5 million paid in cash; (ii) $5 million in subordinated notes bearing interest at 8 percent per annum and payable in three equal principal installments on each of April 30, 1998, April 30, 1999 and April 30, 2000; and (iii) 50,000 shares of the common stock, par value $.01 per share, of ASI, and the Company incurred $764,661 of costs associated with the acquisition. The Company also discharged approximately $1 million of McLagan's outstanding liabilities and agreed to make deferred payments in aggregate amount of $1 million, on April 30, 2000, to certain employees of McLagan, provided that such employees continue to be employed by the McLagan Subsidiaries as of such date. Simultaneously with the execution of the purchase agreements, the Company also granted stock options to purchase an aggregate of 300,000 shares of common stock under its 1996 Stock Option and Grant Plan to certain employees of the McLagan subsidiaries.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon the fair values at the date of the acquisition. As a result, $22,213,183 of the purchase price has been allocated to goodwill, customer lists and other intangibles which are being amortized on a straight line basis over a period from 5 to 40 years. The Company has an incentive compensation program with former officers of McLagan which provides for payments to such officers when certain milestone earnings are attained.

The operating results of the acquisition have been included in the consolidated statement of income from the date of the acquisition. The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for amortization of intangibles arising from the transaction, the interest expense related to the debt incurred to finance the transaction, and an adjustment of the tax provisions for fiscal 1996 and 1997 representing the statutory federal rate assuming that McLagan had always been a C Corporation. The pro forma financial information is not necessarily indicative of the results of operation as they would have been had the transaction been effected on the assumed dates.

                               9 MONTHS ENDED      YEAR ENDED
                              DECEMBER 31, 1997  MARCH 31, 1997
                              -----------------  --------------
Revenue                             $27,044,210     $32,566,662
Net Income                          $   779,586     $ 1,754,903
Earnings per share                  $       .12     $       .27

5.   CREDIT AGREEMENT:
     ----------------

On November 13, 1997, the Company entered into a Credit Agreement with several banks. The Credit Agreement consists of a $15 million term loan, the proceeds of which were used in the financing of the acquisition of McLagan, and a $5 million revolving credit facility.

The term loan bears interest at the prime rate plus 0.25 percent or the eurodollar rate plus 3.25 percent. The payment schedule under the term loan calls for quarterly installment payments beginning on March 31, 1998. The annual payments for fiscal years ended March 31, 1999, 2000, 2001, 2002, 2003, are as follows: $1,625,000, $2,250,000, $3,250,000, $4,125,000 and $3,375,000.

Borrowing under the revolving credit facility bears interest at the prime rate or an optional eurodollar based rate.

The Credit Agreement expires on November 13, 2002 at which time any outstanding principal and interest is payable. The Credit Agreement has various restrictive covenants and is collateralized by all of the assets of the Company.

As of December 31, 1997, borrowings under the term loan were $15,000,000 and borrowings under the revolving credit facility were $700,000. Interest expense for the 9 month period ended December 31, 1997 was $313,215.


6.   PROVISION FOR INCOME TAXES:
     --------------------------

The provision for income taxes declined to 42.9% from 46% due primarily to higher costs in the same period for fiscal 1997 resulting from an Internal Revenue Service examination and lower New York City taxes in 1998 resulting from the transfer of a significant portion of operations out of New York City.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

QUARTERLY COMPARISON OF RESULTS OF OPERATIONS

The Company's third quarter revenue increased 95.3% to $9.4 million from $4.8 million in the third quarter of fiscal 1997. Net income was $658,000, or 7% of revenue, up 38.6% from $475,000, or 9.9% of revenue, in the third quarter of fiscal 1997. The increase in net income is primarily due to contribution from McLagan, the new compensation and consulting business acquired in November 1997.

Revenue increased in all business areas. Assessment and Selection revenue was $2.5 million, an increase of $0.8 million, or 46.1%, principally due to increased revenue with existing clients.

Employment Process Administration revenue was $3.1 million, an increase of $0.9 million, or 38.9%, due principally to higher volume with a large client and the expansion of services provided to that client.

Customer Contact Monitoring revenue was $0.5 million, an increase of 15% from the third quarter of last year. This is a new business area and the increase was due to services provided to three new clients.

Training and Development revenue was $0.5 million, an increase of 16%. Revenue from new programs in connection with the August 1997 acquisition of Effective Learning Systems accounts for the increase.

Compensation Survey and Consulting, a new business area resulting from the McLagan acquisition, revenue was $2.8 million, accounting for approximately 60% of the revenue increase of $4.6 million over last year's third quarter.

Cost of services increased $2.2 million, or 95.1%, to $4.5 million. The new Compensation Survey and Consulting area accounted for $0.9 million of the increase. The remainder of the increase was due to both personnel additions and higher facility and equipment expenses. As a percentage of revenue, cost of services was 48.2% compared to 48.3% in last year's quarter.

General and administrative expense increased $1.5 million, or 212.6%, to $2.3 million. Compensation Survey and Consulting accounted for $0.9 million of the increase. Outside services associated with operating as a publicly owned entity, higher fixed expenses associated with the new corporate offices and amortization of goodwill associated with the acquisition of McLagan contributed to the increase. As a percentage of revenue, general and administrative expense increased from 15.1% to 24.2%.

Sales and marketing expense increased by $0.3 million, or 56.6%, to $0.8 million principally due to the addition of senior staff to manage business units and sales areas, and to higher spending incurred to promote business volume. As a percentage of revenue, sales and marketing expense decreased from 10.7% to 8.6%.

Research and development expense was $0.4 million, approximately the same as last year. As a percentage of revenue, research and development expense was 4.2%, down from 8.0% last year.

As a percentage of pre-tax income, the provision for income taxes declined to 42.9% from 46% due primarily to higher costs in the same period for Fiscal 1997 resulting from an Internal Revenue Service examination and lower New York City taxes in 1998 resulting from the transfer of a significant portion of operations out of New York City.

Net interest expense was $236,000 compared to net interest income of $21,000 last year. The interest expense was primarily due to interest incurred on the $20 million of debt incurred in the acquisition of McLagan.

(Percentages are based on actual amounts as opposed to the rounded amounts shown above.)

YEAR-TO-DATE COMPARISON OF RESULTS OF OPERATIONS

The Company's year to date revenue increased 71% to $22 million from $12.9 million. Net income was $1.25 million or 5.7% of revenue, up 4.5% from $1.19 million, or 9.3% of revenue, in the first nine months of fiscal 1997. The newly acquired Compensation Survey and Consulting business area accounted for $2.8 million of the revenue increase. Expenses associated with addition of personnel, including several senior managers, and the increase in facilities, such as the new operations center, account for most of the decline in the net income percentage.

Year to date revenue increased in all business areas. Assessment and Selection revenue was $7.7 million, an increase of $3.2 million, or 71.2%, principally due to increased revenue with existing clients and the addition of several new clients.

Employment Process Administration revenue was $8.4 million, an increase of $1.9 million, or 29.1%, due principally to higher volume with a major client and the expansion of services provided to that client.

Customer Contact Monitoring revenue was $1.4 million, an increase of $0.9 million from last year. This is a new business area and the increase was due to services provided to new clients, three of which were added in the third quarter.

Training and Development revenue was $1.7 million, an increase of $0.3 million, or 24.3%, and due in part to the addition of new clients and the acquisition of Effective Learning Systems.

Compensation Survey and Consulting revenue, a new business area, was $2.8 million.

Cost of services increased $5.4 million, or 91.2%, to $11.3 million primarily due to personnel additions and higher equipment expenses needed to meet the increased business volume and to staff the new operations center. Expenses from the recently acquired Compensation Survey and Consulting business area also contributed to this increase. As a percentage of revenue, cost of services increased to 51.3% from 45.9% due primarily to personnel and fixed expenses incurred to expand the operations center capacity.

General and administrative expense increased $2.7 million, or 122.4%, to $4.9 million due to personnel additions in senior management and the finance staff as well as higher outside services associated with operating as a publicly owned entity. Higher fixed expenses associated with the new corporate offices, and the amortization of goodwill associated with the acquisition of McLagan also contributed to the increase. Compensation Survey and Consulting accounted for $0.9 million of this increase. As a percentage of revenue, general and administrative expense increased from 17.2% to 22.3%.

Sales and marketing expense increased by $1.0 million, or 79.5%, to $2.3 million principally due to the addition of senior staff to manage business units and sales areas, and to higher spending incurred to promote awareness of the Company and business volume. As a percentage of revenue, sales and marketing expense increased from 9.8% to 10.2%.

Research and development expense was $1.2 million, an increase of $0.4 million from last year due to increased personnel, outside services and conference expenses. As a percentage of revenue, research and development expense was 5.6%, down from 6.6% last year.

Net interest expense increased due to the interest on the $20 million of debt incurred to acquire McLagan partially offset by the investment of the proceeds of the initial public offering in April 1997.

As a percentage of pre-tax income, the provision for income taxes declined to 43.1% from 54.8% due primarily to higher costs in the same period for fiscal 1997 resulting from an Internal Revenue Service examination and lower New York City taxes resulting from the transfer of a significant portion of operations out of New York City.

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

Cash flow used in operations was $284,985 in the first three quarters of fiscal 1998 due to higher receivables resulting from the growth in sales, a reduction in accounts payable and accrued expenses and two income tax payments. Cash flow used in investing activities of $26,827,740 was primarily for the acquisition of McLagan and Effective Learning Systems and for the purchase of furniture, computer and telecommunications equipment for the new operations center in Melville, New York.

In November 1997, a new bank Credit Agreement was established which provided a $15 million term loan and a $5 million revolving credit facility. This agreement expires November 13, 2002. The Company also has a $1.9 million equipment lease facility. At December 31, 1997, there were borrowings of $700,000 against the revolving credit facility and $886,825 against the equipment lease facility.

The Company has used approximately $3 million of the offering proceeds to repay debt, $2.2 million to purchase equipment, $637,000 related to the acquisition of Effective Learning Systems, $2.5 million related to the acquisition of McLagan Partners Incorporated and has invested the remainder in liquid short term investments.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this 10Q and written and oral statements made by the Company may contain, in addition to historical information, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The words "believe", "expect", "intend", "estimate" and "anticipate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Any such statements are subject to risks and uncertainties that could cause the actual results to differ materially from those projected in such statements, including negative developments relating to unforeseen project cancellations or the effect of a customer delaying a project, negative developments relating to the Company's significant customers, a reduction in the demand for the Company's services which could impact capacity utilization as well as sales volume, the impact of intense competition, changes in the industry, and changes in the general economy such as inflationary pressure which could increase the Company's cost of borrowing and those factors discussed in the section entitled "Risk Factors" as well as those discussed elsewhere in the Company's prospectus from its initial public offering (a copy which will be provided without charge upon request to the Company.) The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Not Applicable.

PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the Company's Initial Public Offering, the Company filed a registration statement (the "Registration Statement") under the Securities Act of 1933, as amended, whereby the Company registered shares of its common stock, $.01 par value. The Registration Statement was effective on April 9, 1997 and was assigned an SEC file number of 2-20401. The offering commenced on April 16, 1997 and all of the securities registered in connection with the offering have been sold. The managing underwriter was H.C. Wainwright & Co., Inc. The Company received net proceeds of approximately $9,039,000 (the "Proceeds"). Since the effective date, the Company has spent the following approximate amounts of the Proceeds toward the purposes indicated:

               Working Capital                                   $  665,212
               Repayment of Debt                                  3,064,000
               Purchase of Equipment                              2,186,211
               Acquisition of Effective Learning Systems            636,916
               Acquisition of McLagan Partners Incorporated       2,486,661

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this report:

               EXHIBIT NUMBER           DESCRIPTION
               --------------           -----------
                    10.1*               Amendment No. 06 dated October 6, 1997
                                        to the agreement by and between
                                        Assessment Solutions Incorporated and
                                        TeleSector Resources Group, Inc., d/b/a
                                        Bell Atlantic Network Services (the
                                        "Bell Atlantic Contract")
                    10.2*               Bell Atlantic Contract
                                        Amendment No. 07 dated January 12, 1998
                                        to the Bell Atlantic Contract
                    27.1                Financial Data Schedule.

________________________________________________________________________________
Portions of this document have been omitted pursuant to a request for confidential treatment.

     (b) A Form 8K was filed on November 13, 1997 regarding the acquisition of substantially all of the assets and business of McLagan Partners Incorporated and its related entities McLagan Partners International Incorporated and McLagan Partners Asia Incorporated (collectively, the "McLagan Companies"). The Financial Statements of the McLagan Companies along with pro forma financial information reflecting the acquisition were filed by amendment to this 8-K on January 27, 1998.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ASI SOLUTIONS INCORPORATED


Date: January    , 1998         By:/s/  MICHAEL J. MELE
                                   ---------------------------------
                                   Michael J. Mele
                                   Vice President and Chief Financial Officer
                                   (on behalf of the registrant and as principal financial and accounting officer)