Form 10-K
period 1998-03-31
ASI SOLUTIONS INC
filed 1998-06-25
CIK 1029445

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                       ---------------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended March 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________ to _______

                       Commission file number 000-22309

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

                              Title of Each Class
                              -------------------

                    Common Stock, par value $0.01 per share


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on June 16, 1998 was $33,121,832. The calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that directors, executive officers and persons holding 10% or more of the registrant's Common Stock, par value $0.01 per share, are affiliates.

    The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on June 16, 1998 was 6,522,408.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Stockholders to be held on August 5, 1998 are incorporated by reference into Part III of this Form 10-K.

                                    PART I


ITEM 1. BUSINESS

OVERVIEW

    ASI Solutions Incorporated (the "Company") is a leading national provider of a comprehensive range of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality, more effective workforce. The Company's services are organized into five core areas: assessment and selection, training and development, customer contact monitoring, employment process administration and compensation research and consulting services. The Company, which has been providing human resources services for over 18 years, believes that it is well positioned to be a single-source solution for organizations which outsource all or a portion of these human resources functions.

    The Company's assessment and selection services entail designing and implementing assessment processes for the selection of new hires and the evaluation of existing employees for advancement to positions of increased responsibility. The Company's training and development services include live simulations, competency surveys for job skill evaluation and situational exercises through which managers are introduced to techniques to improve their performance. The Company's customer contact monitoring capability typically is used by clients which utilize inbound and outbound call centers for their customer contact service functions. The Company's employment process administration services address clients' recurring staffing needs resulting from regular employee turnover, as well as large-scale, rapid hiring needs for clients who do not have the in-house capacity to fulfill their needs. The Company's compensation research and consulting operations, which the Company acquired through its acquisition of McLagan Partners Incorporated ("McLagan") in November 1997, involve the provision of a series of compensation surveys primarily to companies in the financial services and securities industries.

    The Company was founded in 1978 as a New York corporation by Bernard F. Reynolds, Eli Salig and Seymour Adler and was reorganized (the "Reorganization") in March 1996 as a Delaware holding company for its three subsidiaries, Assessment Solutions Incorporated ("Assessment Solutions"), Proudfoot Reports Incorporated ("Proudfoot") and C3 Solutions Incorporated ("C3"). On April 16, 1997, the Company completed the initial public offering of 1,800,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). On August 14, 1997, T3 Solutions Incorporated ("T3") was incorporated, and on November 14, 1997, the Company acquired McLagan Partners Incorporated and its related entities.

SERVICES

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

    On a typical engagement, the Company first custom designs the assessment tools necessary for an effective selection process. This generally involves field research and job analysis to determine the critical components of the position and the key competencies required to execute it successfully.
Virtually all of the Company's assessment projects include the use of live simulations, either in person or over the telephone, in order to ensure that candidates possess the skill requirements for the position sought. The Company has found that the use of job-specific, behavior-based techniques to determine a candidate's ability to actually perform the required tasks provides clients with a more accurate selection process and a more qualified workforce. The Company's staff of professional industrial psychologists designs each assessment instrument to meet the standards for test validity established by the Society for Industrial and Organizational Psychology, the Uniform

Guidelines on Employee Selection Procedures issued by the federal government in 1978, as well as other professional standards. The Company has applied its validation procedures to selection mechanisms to a wide variety of desired skills, including multilingual fluency, which the Company believes is becoming an increasingly important requirement for customer sales and service positions.

    The Company also provides executive assessment services which involve the evaluation of executive applicants for general and functional management level positions. The Company uses evaluation methods similar to those used for operational level employees, although executive assessments generally involve more comprehensive procedures, including in-depth interviews and extensive testing. The Company has expanded its executive assessment resources through staff additions and the leasing of additional space.

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

    The Company believes a major opportunity for growth in its training and development services is in the area of remote management. Through its client engagements, the Company has developed an understanding of the challenges inherent in managing large numbers of employees who are geographically dispersed. As organizations downsize and flatten their organizational structures, executives are being asked to manage greater numbers of individuals. In addition, due to the expanding geographical scope of many businesses and the growing use of telecommuting, managers are being forced to learn to communicate with, supervise and motivate their employees telephonically and by electronic mail, rather than through face-to-face meetings. The Company believes it has developed the knowledge and expertise necessary to train managers to deal effectively with these challenges.

    Customer Contact Monitoring. The Company provides monitoring services for clients who engage in large-scale use of call centers for their customer contact functions. These call centers may consist of clients' employees or external vendors contracted by the client. The establishment of call centers as the primary means by which large companies provide customer and sales related services has led to an increased demand for the Company's services from existing and potential clients. As heightened domestic and global competition has led to the availability of an increased number of alternative or substitute products and services in many industries, the role of customer service has assumed a greater level of importance in terms of customer acquisition and retention. As a consequence, companies are becoming increasingly vigorous in their efforts to insure that customer service representatives employed by them or by vendors operating on their behalf are complying with their service quality standards.

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

    Compensation Research and Consulting. The Company provides a series of surveys to the financial services and securities industries. These include compensation surveys for bank and brokerage and investment management clients as well as market share surveys for retail operations and performance monitoring services for institutional operations within the financial services industry. The Company's consultants and analysts work closely with clients throughout the year to ensure the accuracy and consistency of survey data. Clients may purchase surveys only if they participate in the surveys. In addition to domestic surveys, the Company serves both the European and Asian markets through its foreign offices. The Company also provides various compensation consulting services to its client base.

CLIENTS

    The Company's clients are in a wide range of industries, including telecommunications, financial services, information technology, consumer products and healthcare, and are principally Fortune 500 companies for which customer service, sales and call center functions are critical components of their businesses. Current customers include American Express Company, Bell Atlantic, BellSouth Corporation, Citibank, N.A., Morgan Stanley Dean Witter Discover & Co., Georgia-Pacific Corporation, Hewlett-Packard Company, Merrill Lynch Incorporated, Oxford Health Plans, Inc., Pepsi-Cola Bottling Co., Goldman, Sachs & Co. and United Parcel Service of America, Inc. The Company provides its services primarily through its two operations centers in Melville, New York, but also through its regional offices and at clients' locations. Compensation research and consulting services are provided through offices in Stamford Connecticut, Chicago, London, Tokyo and Hong Kong. The only customer accounting for more than 10% of the Company's revenues in fiscal 1998 and fiscal 1997 was Bell Atlantic, representing 30% in both fiscal years. In fiscal 1996, Ameritech accounted for 14% of the Company's revenue.

COMPETITION

    The Company believes that the human resources industry is highly fragmented and that no one participant or small number of participants is dominant in the industry. The principal competition encountered by the Company across the full range of services provided by the Company are human resources consulting firms, smaller companies who are specialized providers of certain services provided by the Company and consulting firms that are affiliated with large multinational accounting firms. In addition, the human resources staffs of many large organizations which are existing or potential clients of the Company may already provide one or more of the basic services provided by the Company. Key competitive factors include depth of industry knowledge, breadth of skills and services offered, level of experience, flexibility, responsiveness to customer requests, availability of resources to perform a wide variety of projects in a timely manner and price.

    In the area of assessment services, the Company encounters competition from large firms such as Aon Consulting, Development Dimensions International and Personnel Decisions International. In the area of training and development, the Company competes with Aon Consulting, Development Dimensions International, The Center for Creative Leadership and TeleSpectrum Worldwide. In the area of employment process administration, the Company competes with the human resources outsourcing departments within organizations such as Ernst & Young LLP, Fiserve, Inc., Manpower Temporary Services and Norrell Corporation. In the area of customer contact monitoring, the Company is presently unaware of any direct competitors. While there are many firms who offer compensation consulting services such as Towers Perrin and Hewitt Associates, the Company's compensation survey service for the financial services industry has no direct competition.

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

EMPLOYEES

    As of March 31, 1998, the Company employed 471 employees, of whom 337 were full-time and 134 were part-time. Historically, the Company has generally been able to satisfy its hiring needs. No assurance can be given, however, that this will continue to be the case, particularly if the Company experiences substantial future growth. The inability of the Company to hire sufficient, qualified personnel to service its future growth would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has no collective bargaining agreements or any similar union agreements and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

    The Company's corporate headquarters is located in leased offices occupying approximately 11,300 square feet at 780 Third Avenue, New York, New York 10017. The lease for this space will expire in 2010. The Company also leases office space at the following locations: Campbell, California; St. Louis, Missouri; and two offices in Melville, New York. The terms of these leases expire between 1999 and 2005. Through its acquisition of McLagan in November, 1997, the Company acquired leases in Stamford, Connecticut and Chicago, Illinois for 11,000 and 6,100 square feet, respectively. These leases expire in 2001 and 2000, respectively. The Company also acquired leased office space in London, Tokyo and Hong Kong through its acquisition of McLagan.

    The Company anticipates that as its business grows, it will establish more regional offices and continue to enlarge existing offices.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


MARKET INFORMATION

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol ASIS. The high and low sales prices of the Common Stock each calendar quarter, as reported by the Nasdaq National Market, were as follows:

Fiscal 1999:                                     High     Low
                                                -------  -----
       First quarter (through June 16, 1998)..  11 9/16  7 3/4

     Fiscal 1998:
       First quarter (from April 15, 1997)....   11 3/8  6
       Second quarter.........................   14 3/4  7 3/4
       Third quarter..........................   12 3/8  8 1/4
       Fourth quarter.........................   10 5/8  8 1/2

    As of June 16, 1998, there were 52 holders of record of the Company's Common Stock. There were 6,522,408 shares of Common Stock outstanding on June 16, 1998.

    The market price of the Company's Common Stock has fluctuated significantly since the initial public offering in April 1997. The market price of the Common Stock could be subject to significant fluctuation in the future based on factors such as major announcements by the Company or its competitors, quarterly fluctuations in the Company's financial results or the financial results of other companies in its industry, changes in analysts' estimates of the Company's financial performance and general conditions in the human resource outsourcing market and the financial markets. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Common Stock will not decline substantially or otherwise continue to experience significant fluctuations in the future.

DIVIDENDS

    The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, for the development of its business. Additionally, the Company's credit facility prohibits the declaration and payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below with respect to the Company's consolidated statements of income for the five fiscal years ended March 31, 1994, 1995, 1996, 1997 and 1998 and consolidated balance sheets as of March 31, 1995, 1996, 1997 and 1998 are derived from audited financial statements of the Company. The consolidated balance sheet data as of March 31, 1994 are derived from unaudited financial statements of the Company. The unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position and results of operations for these periods. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.

                                                                               YEAR ENDED MARCH 31,
                                                             --------------------------------------------------------
                                                               1994       1995        1996        1997        1998
                                                             ---------  ---------  ----------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA (1):
Revenue....................................................    $6,028     $8,023     $10,558     $18,819     $34,866
Cost of services...........................................     3,207      4,179       5,207       8,706      17,664
                                                               ------     ------     -------     -------     -------
Gross Profit...............................................     2,821      3,844       5,351      10,113      17,202
Operating expenses:
 General and administrative................................     1,688      1,948       2,225       3,224       7,871
 Sales and marketing.......................................       618        744       1,100       1,890       3,273
 Research and development..................................       283        375         614       1,272       1,747
                                                               ------     ------     -------     -------     -------
Income from operations.....................................       232        777       1,412       3,727       4,311
Other income...............................................        --        276          --          --          --
Interest (expense) income, net.............................       (24)       (14)          2           2        (593)
                                                               ------     ------     -------     -------     -------
Income before provision for income taxes
  and cumulative effect of change in accounting principle..       208      1,039       1,414       3,729       3,718
Provision for income taxes.................................       (61)      (468)       (682)     (1,917)     (1,599)
                                                               ------     ------     -------     -------     -------
Income before cumulative effect of change in accounting
 principle.................................................       147        571         732       1,812       2,119
Cumulative effect of change in accounting principle (2)....        19         --          --          --          --
                                                               ------     ------     -------     -------     -------
Net income.................................................    $  166     $  571     $   732     $ 1,812     $ 2,119
                                                               ======     ======     =======     =======     =======

Basic earnings per share...................................     $0.04      $0.12       $0.16       $0.39       $0.33
Diluted earnings per share.................................     $0.04      $0.12       $0.16       $0.39       $0.33
Weighted average common shares outstanding  (3):
 Basic.....................................................     4,625      4,625       4,625       4,625       6,346
 Dilutive effect of stock options and warrants.............        42         42          42          42         175
                                                               ------     ------     -------     -------     -------
 Diluted shares............................................     4,667      4,667       4,667       4,667       6,521
                                                               ======     ======     =======     =======     =======


OPERATING DATA:
Number of employees........................................       116        123         145         282         471

                                                                                     AS OF MARCH 31,
                                                               -----------------------------------------------------
                                                                 1994       1995        1996        1997        1998
                                                               ------     ------     -------     -------     -------
BALANCE SHEET DATA (1):
Cash and cash equivalents..................................    $   22     $  228     $    70     $    60     $   964
Working capital............................................      (172)       389         530         152       3,160
Total assets...............................................     1,823      2,470       4,243       8,595      44,561
Long-term debt, less current portion.......................       160         --          --         307      17,002
Total stockholders' equity.................................       280        850       2,396       3,243      15,696

_____________
(1) The financial statements for all periods prior to March 31, 1996 have been presented on a consolidated basis at the historical cost basis of the entities involved in the Reorganization in a manner similar to a pooling of interests. As of March 31, 1996, the date of the Reorganization, the interests of the shareholders of such entities other than one controlling shareholder have been accounted for as a purchase of minority interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" under Item 7 of Part II hereof and Note 1 to the Notes to Consolidated Financial Statements under Item 8 of Part II hereof.
(2) Upon adoption of SFAS No. 109, the Company recorded a cumulative effect of change in accounting principle of $19,091 in fiscal 1994.
(3) See Note 2 to the Notes to Consolidated Financial Statements under Item 8 of
    Part II hereof for a description of weighted average number of common shares outstanding.

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

OVERVIEW

    ASI Solutions Incorporated is a leading national provider of a comprehensive range of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality, more effective workforce. The Company's services are organized into five core areas; assessment and selection, training and development, customer contact monitoring, employment process administration and compensation research and consulting services. The Company believes these services position the Company as a single-source solution for many organizations which outsource all or a portion of their human resources functions. The Company markets its services principally to Fortune 500 companies for which customer service, sales and call center functions are critical components of their businesses. Industries served by the Company include telecommunications, financial services, information technology, consumer products and healthcare.

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

    In fiscal 1994, the Company introduced and began generating revenue from a broader array of employment process administration services and training and development services, which have favorably impacted the Company's results of operations since that time. In October 1996, the Company introduced its customer contact monitoring services. In November 1997, the Company acquired McLagan, a provider of a comprehensive array of compensation research and consulting services primarily to the financial services and securities industries. From fiscal 1992 to fiscal 1998, the Company's revenue has increased at a compounded annual growth rate of approximately 42%, from $4.3 million in fiscal 1992 to $34.9 million in fiscal 1998.

    The Company charges for its services through contractual arrangements which vary depending on the type of service and the nature of the Company's relationship with the client and recognizes revenue upon completion of such services. For assessment and selection, the Company generally charges a fixed fee for the initial design of the assessment instruments and selection process, and then delivers the service for a per applicant fee. For training and development contracts, the Company generally charges a fixed fee per person. For customer contact monitoring, the Company generally charges a fee per-call monitored, determined by the duration of the call, aggregate number of calls, and other relevant variables. For employment process administration contracts, the Company charges a per-unit fee, which varies depending upon whether the client only needs one type of service, such as employee background checks, or an entire recruitment and hiring process. Individual services generally are also provided on a per-unit fee basis, while more complete services typically include a base fee component and a per-unit fee. Compensation survey services are provided at a fixed price per survey or per service provided.

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

    The Company generally has experienced lower cost of services on its employment process administration and assessment and selection categories. Employment process administration services have tended to have lower associated labor costs due to efficiencies achieved through the use of various automation technologies which have reduced the Company's staffing level requirements. Such technologies include interactive voice response used to automate components of the Company's recruitment process, and remote access to several of the Company's services through its worldwide web site. In addition, the provision of employment process administration services does not require as many professionals with advanced degrees as are required in the Company's other services, resulting in lower payroll rates. With respect to assessment and selection, while these services typically are provided by experienced staff who have masters or doctoral degrees, the relatively high payroll expense associated with such personnel is offset by higher pricing for the services they provide. Automated systems have also helped to increase the efficiencies of the assessment and selection processes.

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

    Research and development expense includes payroll and related expenses, facilities costs and necessary travel expenses pertaining to the professional staff which develop new programs used in the conduct of assessment and selection testing, training and development activities, customer contact monitoring and employment process administration. Such research and development typically is only conducted in connection with services being performed under existing client contracts, and is expensed as incurred.

    The Company's operations are subject to Federal and various state, local and foreign taxes, resulting in an effective tax rate typically of approximately 43%.

    Because of the significant size and financial resources of the Company's existing clients, write-offs for bad debts have historically not been material. As of March 31, 1998, the following five customers represented 59% of the Company's total accounts receivable: Bell Atlantic, BellSouth Corporation, American Express Company, Hewlett-Packard Company, and Morgan Stanley Dean Witter Discover & Co.

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

    Fiscal 1998 Compared with Fiscal 1997

    Revenue. Revenue increased $16.1 million or 85.3% from $18.8 million for fiscal 1997 to $34.9 million for fiscal 1998. This increase was attributable to revenue increases in assessment and selection, customer contact monitoring and employment process administration and to the addition of $5.9 million in revenue from compensation research and consulting services through the acquisition of McLagan in November 1997, partially offset by a decrease in training and development revenue. Assessment and selection revenue increased $3.7 million or 56.8% from $6.4 million for fiscal 1997 to $10.1 million for fiscal 1998. 58% of the increase came from existing clients while 42% came from new assessment and selection clients. Training and development revenue decreased $479,000 or 16.1% from $3.0 million in fiscal 1997 to $2.5 million in fiscal 1998 due to a very large engagement totaling $1.3 million performed in fiscal 1997, partially offset by the increases in business with other existing clients, the addition of several new clients and the addition of revenue from the Company's acquisition of Effective Learning Systems in August 1997. Customer contact monitoring revenue increased $943,000 or 93% from $1.0 million in fiscal 1997 to $2.0 million in fiscal 1998. 75% of the increase came from existing clients while 25% of the increase came from the addition of several new clients. Employment process and administration revenue increased $6.0 million or 71.2% from $8.4 million in fiscal 1997 to $14.4 million in fiscal 1998.

    Cost of services. Cost of services increased $9.0 million or 102.9% from $8.7 million in fiscal 1997 to $17.7 million in fiscal 1998. McLagan accounted for $2 million of the increase, of which approximately $500,000 was for incentive payments to employees. Personnel additions made to meet the higher business volume accounted for over 70% of the increase. The remainder of the increase was primarily due to outside services utilized to assist in service delivery. As a percentage of revenue, cost of services increased from 46.3% in fiscal 1997 to 50.7% in fiscal 1998. Higher personnel costs, largely due to the nature of services provided, accounted for the majority of the increase. The opening of a new 23,000 square foot operations center in July 1997 also contributed to the increase.

    General and administrative. General and administrative expense increased $4.7 million from $3.2 million in fiscal 1997 to $7.9 million in fiscal 1998. McLagan accounted for $2 million of the increase. Personnel additions accounted for approximately one half of the increase. The remainder of the increase was due to incentive payments to McLagan employees of approximately $450,000, higher professional fees, rent, travel and amortization of goodwill associated with the acquisitions of McLagan and Effective Learning Systems. As a percentage of revenues, general and administrative expense increased from 17.1% in fiscal 1997 to 22.6% in fiscal 1998. Higher professional fees and goodwill amortization accounted for the majority of the increase.

    Sales and marketing. Sales and marketing expense increased by $1.4 million or 73.2% from $1.9 million in fiscal 1997 to $3.3 million in fiscal 1998. Personnel additions for both sales management and sales representatives accounted for the majority of the increase. Higher advertising and marketing expenses as well as public relations expenses also contributed to the increase. As a percentage of revenues, sales and marketing expenses decreased from 10.0% to 9.4% due to lower sales and marketing expenses as a percentage of sales for McLagan, which was acquired in November 1997.

    Research and development. Research and development expense increased by $474,000 or 37.3% from $1.3 million in fiscal 1997 to $1.8 million in fiscal 1998. Personnel additions accounted for virtually all of the increase. As a percentage of revenue, research and development expense decreased from 6.8% in fiscal 1997 to 5% in fiscal 1998 largely due to the fact that McLagan had no research and development expense.

    Interest (expense) income, net. Net interest expense increased by approximately $600,000 in fiscal 1998 due to interest incurred on $20 million borrowed to fund the acquisition of McLagan and interest on short term bank borrowings, used primarily to finance fixed asset additions.

    Provision for income taxes. The difference between the effective federal income tax provision calculated using statutory rates and the actual provision recorded is principally due to the effect of state and local taxes. Provision for income taxes for fiscal 1997 also included $236,000 relating to the resolution of an Internal Revenue Service examination.

    The percentages listed are based on actual amounts rather than the rounded amounts shown above.

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

    Provision for income taxes. The difference between the effective federal income tax provision calculated using statutory rates and the actual provision recorded is principally due to the effect of state and local taxes. Provision for income taxes for fiscal 1997 also included $236,000 relating to the resolution of an Internal Revenue Service examination.

    The percentages listed are based on actual amounts rather than the rounded amounts shown above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs arise from capital requirements, capital expenditures and principal and interest payments on debt. Historically, the Company's source of liquidity has been cash flow generated internally from operations, supplemented by short-term borrowings under bank lines of credit and long-term equipment financing. The Company also raised approximately $9 million after expenses in its initial public offering in April 1997.

    Cash flow used in operating activities in fiscal 1998 was $2,648,000, on net income of $2,119,000, due to higher receivables resulting from the growth in sales, a reduction in accounts payable and accrued expenses and income taxes payable.

    Cash flow used in investing activities of $20,604,000 in fiscal 1998 was primarily for the acquisition of McLagan and Effective Learning Systems and for the purchase of furniture, computer and telecommunications equipment for the Company's new operations center in Melville, New York.

    Cash flow generated from financing activities was $24,151,000 in fiscal 1998 and was attributable to the proceeds from the Company's initial public offering, a long-term borrowing to fund the McLagan acquisition, and an increase in short-term borrowings. The Company used approximately $3.0 million of the initial public offering net proceeds to repay debt, $3.0 million to purchase equipment, $637,000 related to the acquisition of Effective Learning Systems and $2.5 million related to the acquisition of McLagan.

    In November 1997, the Company entered into a new bank credit agreement (the "Credit Facility") which provides a $15 million term loan and a $5 million revolving credit facility. This agreement expires November 13, 2002. At March 31, 1998, borrowings under the term loan were $14,625,000 and borrowings under the revolving credit facility were $3,150,000. The Company also had borrowings at March 31, 1998 under an equipment lease facility of $845,160. The Credit Facility contains various financial and other covenants and conditions, including, but not limited to, limitations on capital expenditures and paying dividends, making acquisitions and incurring additional indebtedness.

    Management believes its working capital, line of credit and cash flows from operations will be sufficient to meet expected future working capital requirements.

INFLATION

    Inflation has had a minimal effect on the results of the Company.


IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated, to conform to the SFAS 128 requirements.

    In 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" which requires that descriptive information about securities be shown in the financial statements. The adoption of this statement did not have any impact on the Company's disclosures in the financial statements for the year ended March 31, 1998.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 becomes effective in fiscal 1999. Management believes that the adoption of this statement will provide additional disclosure in the Company's financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1999. Management believes that the adoption of this statement will provide additional disclosure in the Company's financial statements.

YEAR 2000 COMPLIANCE

    The Company has conducted a review of its information systems to identify those areas which could be affected by the "Year 2000" issue. The Company presently believes the Year 2000 issue will not have a material impact on its systems, financial position or results of operations and cash flows because both hardware and software currently in use are Year 2000 compliant, or can be readily modified to be compliant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                          PAGE
                                                                                          ----
Report of Independent Accountants....................................................       14

Consolidated Balance Sheets as of March 31, 1998 and 1997............................       15

Consolidated Statements of Income for the years ended March 31, 1998, 1997 and 1996..       16

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998,
 1997 and 1996.......................................................................       17

Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997
 and 1996............................................................................    18-19

Notes to Consolidated Financial Statements...........................................    20-32

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ASI Solutions Incorporated:

  We have audited the consolidated financial statements of ASI Solutions Incorporated listed in the index on page 13 of this annual report on Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ASI Solutions Incorporated as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

New York, New York
May 20, 1998

ASI SOLUTIONS INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997
                                                        1998            1997
                                                     ---------------------------
ASSETS:

Current Assets:
 Cash and cash equivalents                              $   964,106   $   60,190
 Restricted cash                                          1,891,821
 Accounts receivable, net                                10,706,699    4,184,886
 Prepaid expenses and other current assets                  678,531      343,455
 Deferred income taxes                                      106,158        5,910
 Notes receivable from stockholders                                      389,191
                                                         ----------   ----------
   Total current assets                                  14,347,315    4,983,632

Property and equipment, net                               5,318,524    2,219,801
Intangible assets, net                                   24,132,292    1,121,815
Deferred financing costs                                    460,075
Other assets                                                302,706      269,990
                                                        -----------   ----------
 Total assets                                           $44,560,912   $8,595,238
                                                        ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Current portion, notes payable to bank                 $ 4,951,602   $1,910,506
 Current portion, subordinated notes payable              1,666,666
 Other acquisition debt                                     267,667
 Accounts payable and accrued expenses                    4,129,877    1,874,139
 Accrued income taxes                                       171,864    1,046,584
                                                        -----------   ----------
   Total current liabilities                             11,187,676    4,831,229

Deferred income taxes                                       423,140       78,303
Notes payable to bank, less current portion              13,668,558      306,626
Subordinated notes payable, less current portion          3,333,334
Other liabilities                                           252,663      136,194
                                                        -----------   ----------
   Total liabilities                                     28,865,371    5,352,352

Commitments (Note 8)

Stockholders' Equity:
 Preferred stock, $.01 par value, authorized
  2,000,000 shares; no shares issued
 Common stock, $.01 par value, authorized
  18,000,000 shares; issued and outstanding
  6,466,701 in 1998 and 4,625,158 in 1997                    65,123       46,252
 Additional paid-in-capital                              10,841,728    1,109,218
 Cumulative translation adjustment                            9,382
 Retained earnings                                        5,172,039    3,052,450
 Treasury stock, 45,534 shares, at cost                    (392,731)
 Deferred offering costs                                                (965,034)
                                                        -----------   ----------
   Total stockholders' equity                            15,695,541    3,242,886
                                                        -----------   ----------
   Total liabilities & stockholders' equity             $44,560,912   $8,595,238
                                                        ===========   ==========

The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED MARCH 31, 1998

                                                                         1998                      1997                    1996
                                                                      ----------                ----------             ------------
Revenue                                                          $ 34,865,557                  $18,818,839             $10,558,113
Cost of services                                                   17,663,690                    8,705,528               5,206,854
                                                                  -----------                  ------------             ----------
  Gross profit                                                     17,201,867                   10,113,311               5,351,259
Operating expenses:
  General and administrative                                        7,871,423                    3,224,083               2,225,551
  Sales and marketing                                               3,272,518                    1,889,910               1,100,205
  Research and development                                          1,746,507                    1,272,043                 613,906
                                                                  -----------                  ------------             ----------

Income from operations                                              4,311,419                    3,727,275               1,411,597

Interest expense (income), net                                        592,841                       (1,343)                 (2,227)
                                                                  -----------                  ------------             ----------

Income before provision for income taxes                            3,718,578                    3,728,618               1,413,824

Provision for income taxes                                          1,598,989                    1,916,926                 681,455
                                                                  -----------                  ------------             ----------

     Net income                                                    $2,119,589                   $1,811,692             $   732,369
                                                                   ==========                  ===========             ===========

Basic earnings per share                                           $     0.33                  $      0.39             $      0.16
                                                                   ==========                  ===========             ===========
Diluted earnings per share                                         $     0.33                  $      0.39             $      0.16
                                                                   ==========                  ===========             ===========

Weighted average common
 shares outstanding:
     Basic shares                                                   6,346,053                    4,625,158               4,625,158
     Diluted effect of stock options and warrants                     175,345                       42,246                  42,246
                                                                  -----------                  ------------             ----------
     Diluted shares                                                 6,521,398                    4,667,404               4,667,404
                                                                   ==========                    =========             ===========

The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED MARCH 31, 1998

                                                              ASSESSMENT                PROUDFOOT
                                 ASI SOLUTIONS                SOLUTIONS                  REPORTS
                                  INCORPORATED               INCORPORATED              INCORPORATED        ADDITIONAL
                                  COMMON STOCK               COMMON STOCK              COMMON STOCK          PAID-IN
                             SHARES       AMOUNT         SHARES         AMOUNT      SHARES      AMOUNT       CAPITAL
                           ---------    ---------      ----------     ---------   ----------  ---------    ------------
April 1, 1995                                                100      $  16,750    1,900,000   $  19,000     $  306,324

 Net Income

 Settlement of
  stockholder note                                                                                              (250,000)

 Recapitalization
  of Company               4,625,158    $  46,252           (100)       (16,750)  (1,900,000)    (19,000)      1,052,894
                           ---------    ---------      ---------     ----------  -----------  ----------      ----------
March 31, 1996             4,625,158       46,252             --             --           --          --       1,109,218

 Net Income

 Deferred offering
  costs
                           ---------    ---------      ---------     ----------  -----------  ----------      ----------
March 31, 1997             4,625,158       46,252             --             --           --          --       1,109,218

 Issuance of Common
 Stock in initial public
 offering and payment
 of offering costs         1,800,000       18,000                                                              9,016,283

 Transfer of
 Common Stock
 back to the Company         (45,534)

 Issuance of Common
 Stock for Employee Stock
 Purchase Plan                17,077          171                                                                 86,927


 Issuance of Common
 Stock for acquisition
 of McLagan Partners
 Incorporated                 50,000          500                                                                449,500


 Issuance of Common Stock
 related to bank financing    20,000          200                                                               179,800

 Translation Adjustment

 Net income
                           ---------    ---------      ---------     ----------  -----------  ----------    -----------
March 31, 1998             6,466,701    $  65,123             --     $       --           --  $       --    $10,841,728
                           =========    =========      =========     ==========  ===========  ==========    ===========
                           CUMULATIVE                      DEFERRED
                           TRANSLATION    RETAINED         OFFERING  TREASURY
                           ADJUSTMENT     EARNINGS           COSTS    STOCK      TOTAL
                           ---------    ----------        ---------  ---------  ----------
April 1, 1995                           $  508,389                            $   850,463

 Net Income                                732,369                                732,369

 Settlement of
  stockholder note                                                                (250,000)


 Recapitalization
  of Company                                                                     1,063,396
                           ---------    ----------        ---------  ---------  ----------

March 31, 1996                     -     1,240,758             -             -   2,396,228

 Net Income                              1,811,692                               1,811,692

 Deferred offering
  costs                                                  $ (965,034)              (965,034)
                           ---------    ----------        ---------  ---------  ----------
March 31, 1997                     -     3,052,450         (965,034)         -   3,242,886

 Issuance of Common
 Stock in initial public
 offering and payment
 of offering costs                                          965,034              9,999,317

 Transfer of
 Common Stock
 back to the Company                                                 $(392,731)   (392,731)

 Issuance of Common
 Stock for Employee Stock
 Purchase Plan                                                                      87,098

 Issuance of Common
 Stock for acquisition
 of McLagan Partners
 Incorporated                                                                      450,000

 Issuance of Common Stock
 related to bank financing                                                         180,000

 Translation Adjustment    $   9,382                                                 9,382

 Net income                              2,119,589                               2,119,589
                           ---------    ----------       ----------  ---------  ----------
March 31, 1998             $   9,382    $5,172,039       $        -  $(392,731)$15,695,541
                           =========    ==========       ==========  =========  ==========

The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED MARCH 31, 1998

                                                                1998          1997        1996
                                                        ------------   -----------   ---------
Cash flow from operating activities:
Net income:                                             $  2,119,589   $ 1,811,692   $ 732,369
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                         1,378,232       434,614     174,576
     Provision for doubtful accounts                         108,153        (9,200)     (4,956)
     Other                                                   112,929       (14,298)     63,553
     Deferred income taxes                                   244,589       113,060      (7,943)
     Changes in assets and liabilities,
       net of the effect of business acquisitions:
       Accounts receivable                                (6,622,371)   (2,146,639)   (746,550)
       Prepaid expenses and other current assets            (334,960)     (301,254)      3,349
       Other assets                                          (31,890)     (173,222)       (154)
       Notes receivable from stockholders                                  (25,461)   (264,442)
       Accounts payable and accrued expenses               1,253,616     1,034,758     156,333
       Income taxes                                         (876,260)      262,097     183,912
                                                        ------------   -----------   ---------

Net cash (used in) provided by operating activities       (2,648,373)      986,147     290,047
                                                        ------------   -----------   ---------

Cash flow from investing activities:
Acquisition of property and equipment                     (3,556,780)   (2,052,638)   (279,795)
Acquisitions of businesses                               (16,943,188)
Other                                                       (103,649)
                                                        ------------   -----------   ---------

Net cash used in investing activities                    (20,603,617)   (2,052,638)   (279,795)
                                                        ------------   -----------   ---------

Cash flow from financing activities:
Repayment of notes payable to stockholder                                            (210,789)
Proceeds from borrowings                                  21,102,238     2,117,132     100,000
Repayment of debt                                         (4,834,080)                  (58,333)
Payment of financing costs                                  (312,048)
Payment of offering costs                                                 (965,034)
Purchase of minority stockholder interest                                  (95,000)
Restricted cash                                           (1,891,821)
Proceeds from issuance of common stock, net               10,086,415
                                                        ------------   -----------   ---------

Net cash provided by (used in) financing activities       24,150,704     1,057,098    (169,122)
                                                        ------------   -----------   ---------

Effect of exchange rate changes on cash and
   cash equivalents                                            5,202

Net increase (decrease) in cash and cash equivalents         903,916        (9,393)   (158,870)


Cash and cash equivalents at beginning of period              60,190        69,583     228,453
                                                        ------------   -----------   ---------

Cash and cash equivalents at end of period              $    964,106   $    60,190   $  69,583
                                                        ============   ===========   =========

Supplemental cash flow information:
  Cash paid for:
     Interest                                           $    658,049   $    40,027   $   5,875
     Income taxes                                       $  2,240,600   $ 1,531,705   $ 463,287

The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE YEARS ENDED MARCH 31, 1998


Supplemental disclosures of noncash investing and financing activities:


                                                          1998
                                                          -----
Transfer of common stock back to the Company
 in full satisfaction of shareholder debt                 $  392,731

Common stock issued in connection with acquisitions          450,000

Common stock issued in connection with debt
 financing                                                   180,000

Issuance of subordinated debt in connection with
 acquisitions                                              5,000,000

Issuance of notes in connection with acquisitions            401,500


Details of acquisitions (Note 3):
  Fair value of assets acquired (including goodwill)     $23,794,688
  Liabilities assumed                                     (1,000,000)
  Notes issued                                            (5,401,500)
  Stock issued                                              (450,000)
                                                          -----------
  Cash utilized for acquisitions                          $16,943,188
                                                          ============



The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION:
    --------------------------------------

On March 26, 1996, ASI Solutions Incorporated (the "Company") was incorporated in the State of Delaware. Effective March 31, 1996, the Company issued 4,625,158 shares of Common Stock in exchange for substantially all of the issued and outstanding shares of common stock of Proudfoot Reports Incorporated ("PRI") and 95% of the common stock of Assessment Solutions Incorporated ("Assessment Solutions"). During fiscal 1997, the remaining 5% of the outstanding common stock of Assessment Solutions was redeemed. The initial stockholders of the Company were also the principal stockholders of PRI and Assessment Solutions, the two previously separate but commonly controlled companies. After the reorganization, Assessment Solutions and PRI are wholly owned subsidiaries of the Company. C3 Solutions Incorporated ("C3") was formed on September 16, 1996 as a wholly owned subsidiary of the Company. On August 29, 1997, the Company's newly created subsidiary, T3 Solutions Incorporated ("T3"), acquired the assets of Effective Learning Systems. On November 13, 1997, the Company's newly created subsidiary McLagan Partners, Inc. ("McLagan Partners") acquired substantially all of the assets and business operations of McLagan Partners
Incorporated and subsidiaries.   The Company, Assessment Solutions, PRI, C3, T3
and McLagan Partners are hereinafter referred to collectively as the "Company."

Effective April 16, 1997, the Company sold 1.8 million shares of common stock to the public at a price of $6 per share in an initial public offering and pursuant to an overallotment option, the underwriter purchased 270,000 shares of common stock at a price of $6 per share (the "Offering"). Proceeds from the Offering, net of underwriters' discount and offering costs, were approximately $9,034,000. Effective on the Offering date, the Company's Certificate of Incorporation (the "Certificate") was restated to increase the number of authorized shares of Common Stock to 18 million shares. In addition, effective on the Offering date, the Board of Directors of the Company was authorized to issue up to 2 million shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. However, pursuant to the Certificate, the holders of Preferred Stock would not have cumulative voting rights with respect to the election of directors. Any such Preferred Stock issued by the Company may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

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

THE COMPANY

    ASI Solutions Incorporated is a leading national provider of a comprehensive range of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality, more effective workforce. The Company's services are organized into five core areas; assessment and selection, training and development, customer contact monitoring, employment process
administration and compensation research and consulting services.   The Company
believes these services position the Company as a single-source solution for many organizations which outsource all or a portion of their human resources functions. The Company markets its services principally to Fortune 500 companies for which customer service, sales and call center functions are critical components of their businesses. Industries served by the Company include telecommunications, financial services, information technology, consumer products and healthcare.

2.  SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity date of three months or less from the date of purchase to be a cash equivalent.

RESTRICTED CASH

At March 31, 1998, $1,891,821 was held in a certificate of deposit for use as the first scheduled payment of principal and interest, due April 30, 1998, in accordance with the terms of the subordinated note entered into in the McLagan Partners Incorporated acquisition.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist of accounts receivable and cash deposits. Cash deposits generally do not exceed insurable limits. Accounts receivable are concentrated among a limited number of major companies. To reduce credit risk, the Company performs credit evaluations of its customers but does not generally require collateral. For the years ended March 31, 1998 and 1997 one customer represented 30% of revenue. For the year ended March 31, 1996, a different customer represented 14% of revenue. For years ended March 31, 1998, 1997 and 1996 revenues from the Company's top five customers represented approximately 55%, 54%, and 52% of total revenues, respectively. Accounts receivable from five customers represented approximately 59% of total accounts receivable at March 31, 1998 and 1997, respectively.

Allowances for doubtful accounts were approximately $122,000, $14,000 and $24,000 as of March 31, 1998, 1997 and 1996, respectively. There were no accounts receivable write-offs for fiscal years ended March 31, 1998, 1997 or 1996.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Furniture and equipment are stated at cost and depreciated over the assets' estimated useful lives of five years using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Capitalized software reflects costs related to internally developed or purchased software that are capitalized and amortized on a straight-line basis over a period of five years.

Maintenance and repairs are charged to expense as incurred; renewals and improvements that extend the life of assets are capitalized. Upon retirement or disposal, the asset cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations.

INTANGIBLE ASSETS

Intangible assets principally include customer lists, covenants not to compete and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill). The intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 40 years.
Amortization expense relating to intangible assets was $400,929, $84,005 and $13,481 for the years ended March 31, 1998, 1997 and 1996, respectively. Accumulated amortization relating to intangible assets was $625,324 and $224,395 as of March 31, 1998 and 1997, respectively.

The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

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

DEFERRED FINANCING COSTS

Deferred financing costs represent fees incurred in connection with the Company's Credit Agreement with several banks, and are being amortized, using the straight-line method, over 65 months, the length of the related term loan. Amortization expense was $34,222 at March 31, 1998.

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations and cash flows. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.

REVENUE

The Company recognizes revenue as earned upon the performance of agreed-upon services.

RENT EXPENSE

The Company recognizes rent expense for operating leases on a straight-line basis over the term of the related lease.

INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. (See Note 8.)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and fixed rate debt obligations are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management is not aware of any factors that would significantly affect the value of these amounts.

RECLASSIFICATIONS

Certain items in the prior year consolidated financial statements have been reclassified to conform to the 1998 presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated, to conform to the SFAS 128 requirements.

In 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" which requires that descriptive information about securities be shown in the financial statements. The adoption of this statement did not have any impact on the Company's disclosures in the financial statements for the year ended March 31, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 becomes effective in fiscal 1999. Management believes that the adoption of this statement will provide additional disclosure in the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1999. Management believes that the adoption of this statement will provide additional disclosure in the Company's financial statements.

3.  ACQUISITIONS:
    ------------

On November 13, 1997, the Company acquired substantially all of the assets (primarily fixed assets of $483,978) and businesses of McLagan Partners Incorporated and its related entities (collectively, "McLagan"). The consideration paid by the Company for the assets of McLagan included (i) $15.5 million paid in cash; (ii) $5 million in subordinated notes bearing interest at 8 percent per annum and payable in three equal principal installments on each of April 30, 1998, April 30, 1999 and April 30, 2000; and (iii) 50,000 shares of the common stock, par value $.01 per share, of the Company. The Company incurred $828,188 of costs associated with the acquisition. The Company also discharged approximately $1 million of McLagan's outstanding liabilities and agreed to make deferred payments in an aggregate amount of $1 million, on April 30, 2000, to certain employees of McLagan, provided that such employees continue to be employed by the McLagan subsidiaries as of such date.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon the fair values at the date of the acquisition. As a result, $22,294,210 of the purchase price has been allocated to goodwill, customer lists and other intangibles which are being amortized on a straight line basis over periods from 5 to 40 years. The Company has an incentive compensation program with former officers of McLagan which provides for payments to such officers when certain milestone earnings are attained. At the request of the officers, $841,278 in connection with this incentive compensation program was paid to employees in fiscal 1998.

The operating results of the acquisition have been included in the consolidated statement of income from the date of the acquisition. The following pro forma information has been prepared assuming that this acquisition had taken place as of April 1, 1996. The pro forma information includes adjustments for amortization of intangibles arising from the transaction, the interest expense related to the debt incurred to finance the transaction, additional bonuses, and an adjustment of the tax provisions for fiscal 1997 and 1998 representing the statutory federal rate assuming that McLagan had always been a C Corporation. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates, nor does it reflect the results of operations for future periods.

                                  YEAR ENDED      YEAR ENDED
                                MARCH 31, 1998  MARCH 31, 1997
                                --------------  --------------
Revenue                            $43,961,821     $32,566,662
Net Income                         $ 3,232,546     $ 1,754,903
Earnings per share (diluted)       $      0.49     $      0.27

On August 29, 1997, the Company acquired the assets of Effective Learning Systems, a New Jersey based training organization, for approximately $1,000,000. While the effect of this acquisition on the reported financial statements of the Company was not significant, the Company did enter into three promissory notes, requiring monthly payments through March 31, 1999 and bearing interest at a monthly rate of 0.75%.

As of March 31, 1998, the remaining borrowings under the promissory notes were $267,667.

4.  RELATED PARTY TRANSACTIONS:
    --------------------------

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

A director of the Company is also a partner of the law firm that is the Company's general counsel. Expenses incurred by the Company for legal services provided by this law firm were approximately $691,000, $400,000 and $38,000 for the years ended March 31, 1998, 1997 and 1996, respectively. In addition, options to purchase 5,000 shares of common stock were issued to this director with an exercise price of $6.50 on January 15, 1997.


5.    PROPERTY AND EQUIPMENT:
      -----------------------

Property and equipment are comprised of the following:


                                                      1998        1997
                                                   ----------  ----------

Furniture and equipment                            $6,551,022  $3,030,065
Capitalized software                                  652,848     173,017
Leasehold improvements                                304,593     265,641
                                                   ----------  ----------
                                                    7,508,463   3,468,723
Less, accumulated depreciation and amortization     2,189,939   1,248,922
                                                   ----------  ----------
                                                   $5,318,524  $2,219,801
                                                   ==========  ==========

Depreciation and amortization expense relating to furniture and equipment and leasehold improvements was approximately $858,000, $320,000 and $161,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Amortization expense relating to capitalized software was approximately $83,000 and $17,000 for the fiscal years ended March 31, 1998 and 1997, respectively. There were no capitalized software costs in the fiscal year ended March 31, 1996.

6.  DEBT:
    ----

Notes Payable to Bank
---------------------

On November 13, 1997, the Company entered into a Credit Agreement with several banks. The Credit Agreement consists of a $15 million term loan, the proceeds of which were used in the financing of the acquisition of McLagan, and a $5 million revolving credit facility. This Credit Agreement replaced an existing line of credit with another bank, the outstanding balance of which, $1,844,000 at March 31, 1997, was fully paid during the fiscal year ended March 31, 1998.

The term loan bears interest at the prime rate plus 0.25 percent or the eurodollar rate plus 3.25 percent. The payment schedule under the term loan calls for quarterly installment payments beginning on March 31, 1998. Borrowings under the revolving credit facility bear interest at the prime rate or an optional eurodollar based rate. As of March 31, 1998, borrowings under the term loan were $14,625,000 and borrowings under the revolving credit facility were $3,150,000.

The Credit Agreement expires on November 13, 2002, at which time any outstanding principal and interest is payable. The Credit Agreement contains various financial and other covenants and conditions, including but not limited to limitations on capital expenditures and paying dividends, making acquisitions and incurring additional indebtedness.

The Company also has two equipment notes payable to a bank in the amount of $845,160 at March 31, 1998. Such notes are payable monthly and bear interest at 8.97% and 9.65%.

Subordinated Notes Payable:
--------------------------

In connection with the acquisition of McLagan (See Note 3), the Company issued $5 million of subordinated notes bearing interest at 8% per annum and payable in three equal principal installments on each of April 30, 1998, 1999 and 2000. Such notes are subordinated to the Company's Credit Facility and equipment borrowings.

Other Acquisition Debt:
----------------------

In connection with the acquisition of Effective Learning Systems (See Note 3), the Company issued three notes for $401,500 bearing interest at 0.75% per month. The balance of the notes at March 31, 1998 of $267,667 is due monthly through March 31, 1999.

Amounts due on the Company's debt financings discussed above are as follows:

          1999    $ 6,885,935
          2000      4,110,325
          2001      5,129,030
          2002      4,315,694
          2003      3,446,843
                  -----------
                  $23,887,827
                  ===========


7.  LEASE COMMITMENTS:
    -----------------

The Company leases facilities under various operating leases which expire on various dates through 2010. The leases include escalations for operating expenses and real estate taxes. Rent expense charged to operations was $1,584,637, $879,000 and $584,000 for the years ended March 31, 1998, 1997 and
1996, respectively.

As of March 31, 1998, future minimum annual rental payments under noncancellable operating leases are as follows:

                    FISCAL YEAR
                    1999           $1,665,623
                    2000            1,650,179
                    2001            1,595,166
                    2002            1,370,955
                    2003            1,423,831
                    Thereafter      5,215,487

8.  INCOME TAXES:
    ------------

The provision for income taxes consists of:

                        1998        1997       1996
                     ----------  ----------  ---------

Current:
  Federal            $  798,961  $1,295,771  $430,818
  State and local       332,986     508,095   258,580
  Foreign               222,453
Deferred                244,589     113,060    (7,943)
                     ----------  ----------  --------
                     $1,598,989  $1,916,926  $681,455
                     ==========  ==========  ========

The tax provision for the year ended March 31, 1997 also included a $236,000 charge pertaining to an examination by the Internal Revenue Service.

The difference between the statutory Federal income tax rate and the effective income tax rate is reconciled as follows:

                                                    1998        1997       1996
                                                 ----------  ----------  --------

Statutory Federal income tax rate provision      $1,264,317  $1,267,730  $480,700
State and local taxes, net of Federal benefit       194,853     335,342   170,663
Non-deductible expenses                              64,703      52,000
Prior Year income taxes                                         236,000
Other                                                75,116      25,854    30,092
                                                 ----------  ----------  --------
                                                 $1,598,989  $1,916,926  $681,455
                                                 ==========  ==========  ========


The components of deferred tax assets and liabilities as of March 31, 1998 and 1997, are as follows:

                                      1998        1997
                                   ----------  ----------

Current:
  Bad debt reserve                 $  52,158   $   5,910
  Accrued bonus                       54,000
                                   ---------   ---------
      Net current asset            $ 106,158   $   5,910
                                   ---------   ---------

Non-current:
  Straight-lining rent payments    $ 106,853      56,559
  Fixed and intangible assets       (529,993)   (134,862)
                                   ---------   ---------
      Net non-current liability     (423,140)    (78,303)
Net deferred tax liability         $(316,982)  $ (72,393)
                                   =========   =========


9.  RETIREMENT PLANS:
    ----------------

The Company has a 401(k) profit sharing plan, covering substantially all employees. Employees can contribute to a maximum of 15% of their earnings up to IRS limitations. Contributions can be made by the Company on a discretionary basis and vest over a five-year period. Contributions made by the Company to the plan for the year ended March 31, 1998 were approximately $75,000. Contributions made by the Company to the plan for the years ended March 31, 1997 and 1996 were not significant.

McLagan Partners, Inc. employees are covered under a separate plan. Employees are eligible after one year of service. Employees are not required to make contributions to the plan. The Company makes a discretionary contribution based on the total compensation of participants. Contributions made by the Company to the plan for the year ended March 31, 1998 were approximately $34,000.

10. STOCK PLANS:
    -----------

STOCK OPTION AND GRANT PLAN

The Company's Stock Option and Grant Plan (the "Option Plan") was adopted by the Company's Board of Directors as of March 31, 1996 and approved by its stockholders on January 16, 1997. Officers, directors, employees, consultants and key persons of the Company are eligible to participate in the Option Plan. The Option Plan provides that options for an aggregate of 800,000 shares of Common Stock are available for award (at a price of no less than the fair market value of the underlying stock at grant date) which generally vest ratably over three years and expire ten years from the date of grant.

STOCK PURCHASE PLAN

In January 1997, the Company created an Employee Stock Purchase Plan (the "Stock Purchase Plan"), which provides for eligible employees to purchase shares of Common Stock, through regular period salary reductions of up to 10% of their pre-tax gross compensation. A maximum of 250,000 shares of Common Stock may be issued under the Stock Purchase Plan. Under applicable tax rules, an employee may purchase no more than $25,000 of the fair market value worth of Common Stock in any calendar year and certain other tax limitations may apply. The Stock Purchase Plan is intended to qualify as an employee stock purchase plan as defined in Section 423 of the Internal Revenue Code.

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

SUMMARY OF OPTIONS

A summary of stock option transactions for the years ended March 31, 1998, 1997 and 1996 is as follows:

                                                  March 31, 1998                March 31, 1997        March 31, 1996
                                          -------------------------------  ------------------------  ----------------
                                                              Weighted                     Weighted          Weighted
                                                               Average                     Average           Average
                                                              Exercise                     Exercise          Exercise
                                              Shares           Price           Shares       Price     Shares   Price
                                          ---------------  --------------  --------------  --------  --------  -----


Outstanding beginning of year                    393,533          $  5.75          51,692  $   0.79
  Granted                                        406,000             8.71         341,841      6.50    51,692  $0.79
  Forfeited/expired                               (9,000)            6.50
                                                --------                         --------            -------
Options outstanding, end of year                 790,533          $  7.26         393,533  $   5.75    51,692  $0.79
                                                ========                         ========            ========

Options exercisable, end of year                 245,866          $  5.30         176,533  $   4.83
                                                ========                         ========

Options available for grant, end of year          59,467                          456,467
                                                =======                          ========

Weighted average fair value of options
  granted during the year                          $2.92                          $  2.64
                                                ========                          =======


The Company has applied the disclosure-only provision for SFAS 123. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended March 31, 1998, 1997 and 1996.

                                                     1998        1997       1996
                                                  ----------  ----------  --------

Net income attributable to common
  shareholders as reported                        $2,119,589  $1,811,692  $732,369
                                                  ==========  ==========  ========

Unaudited pro forma net income                    $1,921,552  $1,632,165  $719,917
                                                  ==========  ==========  ========

Basic and diluted earnings per share,
  as reported                                     $     0.33  $     0.39  $   0.16
                                                  ==========  ==========  ========

Unaudited pro forma basic earnings per share      $     0.30  $     0.35  $   0.16
                                                  ==========  ==========  ========

Unaudited pro forma diluted earnings per share    $     0.29  $     0.35  $   0.15
                                                  ==========  ==========  ========

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively; no dividend yield; expected volatility of 40%; risk-free interest rate (ranging from 5.74%-6.37%); and expected lives ranging from approximately three to five years.

The following table summarizes information about stock options outstanding at March 31, 1998:

                               Weighted
                                Average    Weighted               Weighted
Range of                       Remaining   Average                Average
Exercise           Shares     Contractual  Exercise    Shares     Exercise
Prices           Outstanding     Life       Price    Exercisable   Price
---------------  -----------  -----------  --------  -----------  --------

$0.35 to 1.22         51,692            8     $0.79       51,692     $0.79
 6.50 to 7.75        429,841         8.93      6.78      194,174      6.50
 9.00 to 9.25        309,000         9.63      9.01
                     -------         ----     -----      -------     ----
$0.35 to 9.25        790,533         9.14     $7.26      245,866     $5.30

For the years ended March 31, 1998, 1997 and 1996, no options were exercised or expired.


11.  EQUITY:
     ------

UNDESIGNATED PREFERRED STOCK

The Board of Directors of the Company is authorized, without further action of the stockholders of the Company, to issue up to 2,000,000 shares of Preferred Stock in one or more classes or series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series. However, pursuant to the Certificate, the holders of Preferred Stock would not have cumulative voting rights with respect to the election of directors. Any such Preferred Stock issued by the Company may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

The purpose of authorizing the Board of Directors to issue Preferred Stock is, in part, to eliminate delays associated with a stockholder vote on specific issuances. The issuance of Preferred Stock could adversely affect the voting power of the holders of Common Stock and could have the effect of delaying, deferring, or preventing a change in control of the Company.

STOCK DIVIDEND

The Company's Board of Directors declared an approximately 1.06-for-1 stock split in the form of a stock dividend effective January 15, 1997. All references in the consolidated financial statements to shares of Common Stock were retroactively adjusted to reflect this stock split.

12. EMPLOYMENT AGREEMENTS:
    ---------------------

In January 1997, the Company entered into employment agreements with three key executives that expire on the third anniversary of the date upon which the Company notifies the executive of the Company's intention to terminate (except in the case of termination due to cause) their employment. The agreements provide for aggregate salaries of $752,000 per annum plus fringe benefits and an annual bonus to be determined by the Board of Directors. Each employment agreement includes a covenant not to compete with the Company for a period of three years after employment ceases.

In November 1997, the Company entered into employment agreements with four key executives of McLagan Partners, Inc. that expire on March 31, 2000. The agreements provide for aggregate base salaries of $600,000 and aggregate annual incentive payments if certain performance targets are met. All incentive payments amount to (a) for the period January 1, 1998 through March 31, 1999, 100% of McLagan's income between $4.5 and $6.75 million and 40% of the income in excess of $6.75 million, and (b) for fiscal year 2000, 100% of McLagan's income between $3.6 and $5.4 million and 40% of income in excess of $5.4 million. The agreements include covenants not to compete with the Company for periods between two and three years beyond the term of their employment with the Company.


13. QUARTERLY RESULTS OF OPERATIONS:
    -------------------------------

The following tables set forth unaudited financial data for each of the eight consecutive fiscal quarters ended March 31, 1998. The 1997 and first two quarters of fiscal 1998 earnings per share amounts have been restated to comply with SFAS 128.

                                                      Quarter Ended

                                            June 30     Sept. 30      Dec. 31   Mar. 31
                                            -------   -------------   -------   -------

1998:

Revenue                                      $6,700          $5,905    $9,385   $12,875
Cost of Services                              3,444           3,319     4,528     6,372
                                             ------          ------    ------   -------
Gross Profit                                  3,256           2,586     4,857     6,503

Operating expenses:
 General and administrative                   1,318           1,319     2,271     2,964
 Sales and marketing                            785             661       805     1,021
 Research and development                       475             361       392       519
                                             ------          ------    ------   -------
Income from operations                          678             245     1,389     1,999
Interest (expense) income, net                   62              51      (236)     (470)
                                             ------          ------    ------   -------
Income before provision for income taxes        740             296     1,153     1,529
Provision for income taxes                      322             127       495       654
                                             ------          ------    ------   -------
Net income                                   $  418          $  169    $  658   $   875
                                             ======          ======    ======   =======

Share Information:
 Basic earnings per share                    $ 0.07          $ 0.03    $ 0.10   $  0.14
                                             ======          ======    ======   =======
 Diluted earnings per share                  $ 0.07          $ 0.03    $ 0.10   $  0.13
                                             ======          ======    ======   =======

1997:

Revenue                                      $3,911          $4,142    $4,806   $ 5,960
Cost of Services                              1,742           1,842     2,321     2,801
                                             ------          ------    ------   -------
Gross Profit                                  2,169           2,300     2,485     3,159

Operating expenses:
 General and administrative                     760             719       728     1,017
 Sales and marketing                            372             368       514       636
 Research and development                       231             227       385       429
                                             ------          ------    ------   -------
Income from operations                          806             986       858     1,077
Interest (expense) income, net                  (27)             (7)       21        15
                                             ------          ------    ------   -------
Income before provision for income taxes        779             979       879     1,092
Provision for income taxes                      367             674       404       472
                                             ------          ------    ------   -------
Net income                                   $  412          $  305    $  475   $   620
                                             ======          ======    ======   =======

Share Information:
 Basic earnings per share                    $ 0.09          $ 0.07    $ 0.10   $  0.13
                                             ======          ======    ======   =======
 Diluted earnings per share                  $ 0.09          $ 0.07    $ 0.10   $  0.13
                                             ======          ======    ======   =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

    None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Proxy Statement.


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

    See Index to Consolidated Financial Statements under Item 8 in Part II hereof.

  (2)   Exhibits
        --------

    See (c) below.

(b) Reports on Form 8-K.
    -------------------

    On November 24, 1997, the Company filed a Current Report on Form 8-K (the "McLagan 8-K") to report its acquisition of substantially all of the assets of McLagan Partners Incorporated and its affiliated entities. On January 27, 1998, the Company filed an amendment to the McLagan 8-K for the purpose of filing the historical and pro forma financial information required by Form 8-K.


(c) Exhibits
    --------

      Exhibit
      Number                Description
      ------                -----------

      2.1 Asset Purchase Agreement entered into as of November 13, 1997 by and among McLagan Partners, Inc., McLagan Partners Incorporated and the holders of all of the outstanding capital stock of McLagan Partners Incorporated (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

      2.2 Asset Purchase Agreement entered into as of November 13, 1997 by and among McLagan Partners International, Inc., McLagan Partners International Incorporated and the holders of all of the outstanding capital stock of McLagan Partners International Incorporated (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

      2.3 Asset Purchase Agreement entered into as of November 13, 1997 by and among McLagan Partners Asia, Inc., McLagan Partners Asia Incorporated and the holders of all of the outstanding capital stock of McLagan Partners Asia Incorporated (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

      3.1 First Restated Certificate of Incorporation of the Company (incorporated by reference to the relevant exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (filed June 27, 1997))

      3.2 By-laws of the Company (incorporated by reference to the relevant exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (filed June 27, 1997))

      4.1 Specimen of Common Stock Certificate (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.1 Warrant Agreement by and between the Company and H.C. Wainwright & Co., Inc. (incorporated by reference to the relevant exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (filed June 27, 1997))

      10.2 Registration Rights Agreement between the Company, Bernard F. Reynolds, Eli Salig and Seymour Adler, Ph.D. (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.3 Stock Option and Grant Plan of the Company (incorporated by reference to the relevant exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (filed June 27,
            1997))

      10.4 Director's Stock Option Plan of the Company (incorporated by reference to the relevant exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (filed June 27,
            1997))

      10.5 Employee Stock Purchase Plan of the Company (incorporated by reference to the relevant exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (filed June 27,
            1997))

      10.6 Employment Agreement between the Company and Bernard F. Reynolds (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.7 Employment Agreement between the Company and Eli Salig (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.8 Employment Agreement between the Company and Seymour Adler, Ph.D. (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.9 Sublease dated July 2, 1996 between Assessment Solutions and Nikon Inc. regarding the space at 1300 Walt Whitman Road, Melville, New York (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.10 Lease dated January 27, 1984 between Assessment Solutions and 780 Third Avenue Associates regarding the space at 780 Third Avenue, New York, New York, and the Third Amendment to the lease dated August 7, 1996 by and among Assessment Solutions, Proudfoot and 780 Third Avenue Associates (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.11 Sublease dated October 6, 1994 between Proudfoot and Nikon, Inc. regarding the space at 1300 Walt Whitman Road, Melville, New York, and the Amendment to the sublease, dated July 2, 1996 (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.12 Lease dated January 25, 1996 between Assessment Solutions and Pruneyard Associates regarding the space at 1999 South Bascom Avenue, Campbell, California (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.13 Commitment letter dated March 3, 1997 between the Company and Fleet Bank, N.A. (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

     +10.14 Agreement by and between Assessment Solutions and TeleSector Resources Group, Inc. (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.15 Lease Agreement by and between 320 Expressway Associates and the Company, dated March 27, 1997 (incorporated by reference to the relevant exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (filed August 14, 1997))

     +10.16 Amendment No. 06 dated October 6, 1997 to the Agreement by and between Assessment Solutions and TeleSector Resources Group, Inc., d/b/a Bell Atlantic Network Services (incorporated by reference to the relevant exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (filed January 30,
              1998))

     +10.17 Amendment No. 07 dated January 12, 1998 to the Agreement by and between Assessment Solutions and TeleSector Resources Group, Inc., d/b/a Bell Atlantic Network Services (incorporated by reference to the relevant exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (filed January 30,
              1998))

      10.18 Form of Employment Agreement between McLagan Partners, Inc. and its senior officers (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

      10.19 McLagan Partners, Inc. Incentive Compensation Plan (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24,
              1997))

      10.20 Credit Agreement dated as of November 13, 1997 among the Company, McLagan Partners, Inc., The Chase Manhattan Bank, as Administrative Agent for the Lenders thereunder, and the other Lenders identified therein (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

      *21.1   List of Subsidiaries of the Company

      *23.1   Consent of Coopers & Lybrand L.L.P.

      *27.1   Financial Data Schedule
------------------------
   + Confidential treatment has been granted as to a portion of this document by order of the SEC.

   *   Filed herewith

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

                              ASI SOLUTIONS INCORPORATED


                             By: /s/ Michael J. Mele
                                 -------------------
                                 Michael J. Mele
                                 Senior Vice President and Chief Financial
                                 Officer

Dated: June 24, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature            Title                                      Date
       ---------            -----                                      ----
 /s/ Bernard F. Reynolds    Chairman of the Board and Chief              June 24, 1998
------------------------    Executive Officer (Principal Executive
Bernard F. Reynolds         Officer)


 /s/ Eli Salig              President and Chief Operating Officer           June 24, 1998
----------------------      (Principal Executive Officer) and Director
Eli Salig


 /s/ Seymour Adler          Executive Vice President and Director          June 24, 1998
----------------------
Seymour Adler


 /s/ Michael J. Mele        Senior Vice President and Chief Financial      June 24, 1998
----------------------       Officer (Principal Financial and Accounting
Michael J. Mele              Officer)



 /s/ David Tory              Director                                      June 24, 1998
---------------
David Tory


 /s/ Michael J. Boylan       Director                                     June 24, 1998
----------------------
Michael J. Boylan


 /s/ Ilan Kaufthal           Director                                     June 24, 1998
------------------
Ilan Kaufthal


/s/ Carl Seldin Koerner   Secretary and Director                          June 24, 1998
-----------------------
Carl Seldin Koerner


 /s/ F. Samuel Smith        Director                                      June 24, 1998
------------------------
F. Samuel Smith
