Form 10-Q
period 1998-06-30
ASI SOLUTIONS INC
filed 1998-08-10
CIK 1029445

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

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
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                   Identification Number)

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

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on August 5, 1998 was 6,476,874.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASI SOLUTIONS INCORPORATED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND MARCH 31, 1998

                                                                    JUNE 30,                        MARCH 31,
                                                                     1998                             1998
                                                                  (UNAUDITED)
                                                            ---------------------            ---------------------
ASSETS:

Current Assets:

  Cash and cash equivalents                                           $ 1,549,636                      $   964,106
  Restricted cash                                                                                        1,891,821
  Accounts receivable, net                                              9,576,181                       10,706,699
  Prepaid expenses and other current assets                               859,244                          678,531
  Deferred income taxes                                                   106,158                          106,158
                                                            ---------------------            ---------------------
     Total current assets                                              12,091,219                       14,347,315

Property and equipment, net                                             5,215,718                        5,318,524
Intangible assets, net                                                 23,945,200                       24,132,292
Deferred financing costs, net                                             437,260                          460,075
Other assets                                                              272,777                          302,706
                                                            ---------------------            ---------------------
     Total assets                                                     $41,962,174                      $44,560,912
                                                            =====================            =====================

LIABILITIES  AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion, notes payable to bank                              $ 4,530,720                      $ 4,951,602
  Current portion, subordinated notes payable                           1,666,666                        1,666,666
  Other acquisition debt                                                  200,750                          267,667
  Accounts payable and accrued expenses                                 2,792,211                        4,129,877
  Accrued income taxes                                                    442,469                          171,864
                                                            ---------------------            ---------------------
     Total current liabilities                                          9,632,816                       11,187,676

Deferred income taxes                                                     423,140                          423,140
Notes payable to bank, less current portion                            13,121,804                       13,668,558
Subordinated notes payable, less current portion                        1,666,667                        3,333,334
Other liabilities                                                         485,591                          252,663
                                                            ---------------------            ---------------------
     Total liabilities                                                 25,330,018                       28,865,371

Stockholders' Equity:
  Common stock                                                             65,225                           65,123
  Additional paid in capital                                           10,923,773                       10,841,728
  Accumulated other comprehensive income                                    9,406                            9,382
  Retained earnings                                                     6,026,483                        5,172,039
  Treasury stock, 45,534 shares, at cost                                 (392,731)                        (392,731)
                                                            ---------------------            ---------------------
     Total stockholders' equity                                        16,632,156                       15,695,541
                                                            ---------------------            ---------------------
     Total liabilities & stockholders' equity                         $41,962,174                      $44,560,912
                                                            =====================            =====================

The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997



                                                             1998                         1997

Revenue                                                       $12,012,706                   $6,700,275
Cost of services                                                5,863,533                    3,444,723
                                                   ----------------------      -----------------------
    Gross profit                                                6,149,173                    3,255,552

Operating expenses:
    General and administrative                                  2,559,252                    1,317,618
    Sales and marketing                                         1,133,642                      784,877
    Research and development                                      459,532                      474,644
                                                   ----------------------      -----------------------

Income from operations                                          1,996,747                      678,413

Interest expense (income), net                                    491,884                      (62,232)
                                                   ----------------------      -----------------------

Income before provision for income taxes                        1,504,863                      740,645

Provision for income taxes                                        650,419                      322,575
                                                   ----------------------      -----------------------

Net income                                                    $   854,444                   $  418,070


Basic earnings per share                                      $      0.13                   $     0.07
                                                   ======================      =======================
Diluted earnings per share                                    $      0.13                   $     0.07
                                                   ======================      =======================


Weighted average common shares outstanding:
          Basic shares                                          6,476,874                    6,106,191
          Diluted effect of stock options and
           warrants                                               188,374                      116,197
                                                   ----------------------      -----------------------
          Diluted shares                                        6,665,248                    6,222,388
                                                   ======================      =======================

The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                      1998                          1997
                                                            ----------------------        ----------------------
Cash flow from operating activities:
 Net income:                                                           $   854,444                   $   418,070
 Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                                           605,951                       159,622
   Provision for doubtful accounts                                          24,850                         7,500
   Accrual of straight-line rent                                            20,086                        (5,560)
   Loss on fixed asset disposal                                                509
   Changes in assets and liabilities:
      Accounts receivable                                                1,072,520                      (310,121)
      Prepaid expenses and other current assets                           (150,785)                       (5,254)
      Other assets                                                          23,699                      (480,803)
      Accounts payable and accrued expenses                             (1,420,685)                       (7,654)
      Income taxes                                                         406,491                      (903,195)
      Other liabilities                                                    170,000
                                                            ----------------------        ----------------------

Net cash provided by (used in) operating activities                      1,607,080                    (1,127,395)
                                                            ----------------------        ----------------------

Cash flow from investing activities:
 Fixed asset additions                                                    (258,567)                     (617,307)
 Other                                                                     (41,168)
                                                            ----------------------        ----------------------
Net cash used in investing activities                                     (299,735)                     (617,307)
                                                            ----------------------        ----------------------

Cash flow from financing activities:
Repayment of debt                                                       (2,691,195)                   (1,860,032)
Restricted cash                                                          1,891,821
Proceeds from issuance of common stock, net                                 82,147                    10,004,254
                                                            ----------------------        ----------------------

Net cash (used in) provided by financing activities                       (717,227)                    8,144,222
                                                            ----------------------        ----------------------

Effect of exchange rate changes on cash and cash
   equivalents                                                              (4,588)

Net increase in cash and cash equivalents                                  585,530                     6,399,520

Cash and cash equivalents at beginning of period                           964,106                        60,190
                                                            ----------------------        ----------------------

Cash and cash equivalents at end of period                             $ 1,549,636                   $ 6,459,710
                                                            ======================        ======================

Supplemental disclosures of non-cash investing and financing activities: Transfer of common stock back to the Company in full satisfaction of Shareholder debt of $389,191 in 1997.

The accompanying notes are an integral part of these financial statements.

ASI SOLUTIONS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


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

The accompanying unaudited interim financial statements of ASI Solutions Incorporated have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of the three months ended June 30, 1998 and 1997 are not necessarily indicative of the results of operations for the entire year.

The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity.


2.  OPERATIONS:
    ----------

THE COMPANY

ASI Solutions Incorporated is a leading national provider of a comprehensive range of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality , more effective workforce. The Company's services are organized into five core areas; assessment and selection, training and development, customer contact monitoring, employment process administration and compensation research and consulting services. The Company believes these services position the Company as a single-source solution for many organizations that outsource all or a portion of their human resources functions. The Company markets its services principally to Fortune 500 companies for which customer service, sales and call center functions are critical components of their businesses. Industries served by the Company include telecommunications, financial services, information technology, consumer products and healthcare.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 has been adopted by the Company in fiscal
1999. There are no significant differences between comprehensive income and net income in the periods presented.

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1999. The effect of this change will provide additional disclosure in the notes to the financial statements.

3.    STOCKHOLDERS' EQUITY:
      ---------------------

A Summary of the changes in Stockholders' Equity for the three months ended June 30, 1998 is as follows:

                                                             ADDITIONAL
                                               COMMON         PAID-IN
                                     SHARES     STOCK         CAPITAL
------------------------------------------------------------------------
Balance, March 31, 1998             6,466,701  $65,123      $10,841,728

Issuance of Common Stock for
 Employee Stock Purchase Plan          10,173      102           82,045


Translation Adjustment

Net Income
                                  --------------------------------------
Balance, June 30, 1998              6,476,874  $65,225      $10,923,773
                                  ======================================
                                     ACCUMULATED
                                        OTHER
                                    COMPREHENSIVE   RETAINED        TREASURY
                                       INCOME       EARNINGS         STOCK        TOTAL
------------------------------------------------------------------------------------------
Balance, March 31, 1998               $9,382      $5,172,039       $(392,731)  $15,695,541

Issuance of Common Stock for
 Employee Stock Purchase Plan                                                       82,147


Translation Adjustment                    24                                            24

Net Income                                           854,444                       854,444
                                 ---------------------------------------------------------
Balance, June 30, 1998                $9,406      $6,026,483       $(392,731)  $16,632,156
                                 =========================================================


4.   ACQUISITIONS:
     ------------

On November 13, 1997, the Company acquired substantially all of the assets (primarily fixed assets of $483,978) and businesses of McLagan Partners Incorporated and its related entities (collectively, "McLagan"). The consideration paid by the Company for the assets of McLagan included (i) $15.5 million paid in cash; (ii) $5 million in subordinated notes bearing interest at 8 percent per annum and payable in three equal principal installments on each of April 30, 1998, April 30, 1999 and April 30, 2000; and (iii) 50,000 shares of the common stock, par value $.01 per share, of ASI, and the Company incurred $828,188 of costs associated with the acquisition. The Company also discharged approximately $1 million of McLagan's outstanding liabilities and agreed to make deferred payments in the aggregate amount of $1 million, on April 30, 2000, to certain employees of McLagan, provided that such employees continue to be employed by McLagan as of such date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

QUARTERLY COMPARISON OF RESULTS OF OPERATIONS

The Company's first quarter revenue increased 79.3% to $12.0 million from $6.7 million in the first quarter of fiscal 1998. Net income was $0.9 million or 7.1% of revenue, up 104.4% from $0.4 million or 6.2% of revenue, in the first quarter of fiscal 1999. The increase in net income is primarily due to increased volume, particularly in Employment Process Administration, and McLagan, the new compensation and consulting business acquired in November 1997.

Assessment and Selection revenue was $2.5 million, a decrease of $0.5 million, or 16.2%, from the first quarter of last year. Last year's first quarter was exceptionally strong due to a large project performed for one of the Company's telecommunications clients. This year's $2.5 million in revenue exceeded the revenue in each of last year's second, third and fourth quarters.

Employment Process Administration revenue was $5.3 million, an increase of $2.8 million, or 107.8%, over last year's first quarter, due principally to higher volume with a large telecommunications client and the expansion of services provided to that client.

Customer Contact Monitoring revenue was $0.6 million, an increase of 32.2% from the first quarter of last year. This is a new business area and the increase was due to services provided to several new clients, as we continue to expand our customer base.

Training and Development revenue was $0.8 million, an increase of 15.2%. Revenue from new programs in connection with the August 1997 acquisition of Effective Learning Systems contributed to the increase along with services provided to a large technology client.

Revenue for Compensation Survey and Consulting, a new business area resulting from the McLagan acquisition, was $2.8 million.

Cost of services increased $2.4 million, or 70.2%, to $5.9 million. The new Compensation Survey and Consulting area accounted for $0.9 million of the increase. The remainder of the increase was due to both personnel additions and higher facility and equipment expenses. As a percentage of revenue, cost of services was 48.8% compared to 51.4% in last year's quarter.

General and administrative expense increased $1.2 million, or 94.2%, to $2.6 million. Compensation Survey and Consulting accounted for virtually all of the increase. Compensation and goodwill amortization were the largest expense items. Other general and administrative expenses were essentially at the same level as last year's first quarter. As a percentage of revenue, general and administrative expense increased from 19.7% to 21.3%.

Sales and marketing expense increased by $0.3 million, or 44.4%, to $1.1 million principally due to the addition of sales staff and to higher spending incurred to promote business volume. As a percentage of revenue, sales and marketing expense decreased from 11.7% to 9.4%, as revenue growth exceeded sales and marketing spending increases.

Research and development expense was $0.5 million, approximately the same as last year. As a percentage of revenue, research and development expense was 3.8%, down from 7.1% last year due to the fact that Employment Process Administration revenue, which accounts for a large portion of the revenue increase, has a relatively lower amount of research and development expense, and Compensation Survey and Consulting services which also accounts for a large portion of the revenue increases has no research and development expense.

As a percentage of pre-tax income, the provision for income taxes declined slightly to 43.2% from 43.6%.

Net interest expense was $492,000 compared to net interest income of $62,000 last year. The interest expense was primarily due to interest on the debt incurred in the acquisition of McLagan and to interest related to the line of credit.

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

Cash flow provided by operations was $1.6 in the first quarter of fiscal 1999 due to income generated from operations, lower receivables, and increases in accounts payable and accrued expenses. Cash flow used in investing activities of $300,000 was primarily for fixed asset additions. Cash flow used in financing activities of $717,000 was primarily for repayment of debt.

In November 1997, a new bank Credit Agreement was established which provided a $15 million term loan and a $5 million revolving credit facility. This agreement expires November 13, 2002. On June 30, 1998, there were borrowings of $2,600,000 against the revolving credit facility and $14,250,000 was outstanding on the term loan. The Company also has two equipment notes payable to a bank with a balance of $802,524 at June 30, 1998.

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

     PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION


   The Securities and Exchange Commission recently adopted certain amendments to its rules governing the submission by stockholders of proposals intended to be presented at meetings of stockholders. These amendments, which became effective on June 29, 1998, included granting the Company the right to exercise discretionary voting authority with respect to certain stockholder proposals that the Company did not have notice of within a specified time period prior to the meeting. Due to the "advance notice" provisions contained in the Company's By-laws, the amendments relating to discretionary voting authority will not affect the timing or treatment of stockholder proposals intended to be presented at the Company's 1999 Annual Meeting of Stockholders. Thus, stockholders wishing to submit proposals to be presented at the Company's 1999 Annual Meeting of Stockholders should follow the procedures outlined in the Proxy Statement distributed to stockholders in connection with the Company's 1998 Annual Meeting of Stockholders under the heading "Other Matters - Stockholder Proposals."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed as part of this report:


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



                             ASI SOLUTIONS INCORPORATED


Date: August 10, 1998        By: /s/  MICHAEL J. MELE
                                 --------------------
                             Michael J. Mele
                             Senior Vice President and Chief Financial Officer
                             (on behalf of the registrant and as principal
                             financial and accounting officer)