Form 10-Q
period 1998-09-30
ASI SOLUTIONS INC
filed 1998-11-12
CIK 1029445

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       OR
                                       --

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________


                        Commission file number 0-22-309


                           ASI SOLUTIONS INCORPORATED
             (Exact name of registrant as specified in its charter)



         DELAWARE                                           13-3903237
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)

780 THIRD AVENUE, NEW YORK, NEW YORK                           10017
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (212) 319-8400


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    ----

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on November 10, 1998 was 6,522,408.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASI Solutions Incorporated
Consolidated Balance Sheets
September 30, 1998 and March 31, 1998
                                                                 SEPTEMBER 30,                      MARCH 31,
                                                                      1998                             1998
                                                                  (UNAUDITED)
                                                            ---------------------            ---------------------
ASSETS:

Current Assets:
  Cash and cash equivalents                                           $ 1,437,694                      $   964,106
  Restricted cash                                                                                        1,891,821
  Accounts receivable, net                                             11,990,279                       10,706,699
  Prepaid expenses and other current assets                             1,056,147                          678,531
  Deferred income taxes                                                   106,158                          106,158
                                                            ---------------------            ---------------------
     Total current assets                                              14,590,278                       14,347,315

Property and equipment, net                                             5,244,724                        5,318,524
Intangible assets, net                                                 23,716,539                       24,132,292
Deferred financing costs, net                                             414,444                          460,075
Other assets                                                              283,929                          302,706
                                                            ---------------------            ---------------------
     Total assets                                                     $44,249,914                      $44,560,912
                                                            =====================            =====================

LIABILITIES  AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion, notes payable to bank                              $ 3,849,933                      $ 4,951,602
  Current portion, subordinated notes payable                           1,666,666                        1,666,666
  Other acquisition debt                                                  133,833                          267,667
  Accounts payable and accrued expenses                                 5,686,454                        4,129,877
  Accrued income taxes                                                    275,051                          171,864
                                                            ---------------------            ---------------------
     Total current liabilities                                         11,611,937                       11,187,676

Deferred income taxes                                                     423,140                          423,140
Notes payable to bank, less current portion                            12,573,960                       13,668,558
Subordinated notes payable, less current portion                        1,666,667                        3,333,334
Other liabilities                                                         418,302                          252,663
                                                            ---------------------            ---------------------
     Total liabilities                                                 26,694,006                       28,865,371

Stockholders' Equity:
  Common stock                                                             65,225                           65,123
  Additional paid in capital                                           10,923,773                       10,841,728
  Accumulated other comprehensive income                                   19,338                            9,382
  Retained earnings                                                     6,940,303                        5,172,039
  Treasury stock, 45,534 shares, at cost                                 (392,731)                        (392,731)
                                                            ---------------------            ---------------------
     Total stockholders' equity                                        17,555,908                       15,695,541
                                                            ---------------------            ---------------------
     Total liabilities & stockholders' equity                         $44,249,914                      $44,560,912
                                                            =====================            =====================

The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements Of Income
For the Three and Six Months Ended September 30, 1998 and 1997


                                                        Three Months Ended                               Six Months Ended
                                                 September 30,    September 30,                   September 30,     September 30,
                                                         1998             1997                            1998             1997
                                              -------------------------------------           ------------------------------------

Revenue                                              $14,844,144         $5,905,076                   $26,856,850      $12,605,351
Cost of services                                       7,214,098          3,319,218                    13,077,631        6,763,941
                                              -------------------------------------           ------------------------------------
    Gross profit                                       7,630,046          2,585,858                    13,779,219        5,841,410

Operating expenses:
    General and administrative                         3,723,006          1,319,009                     6,282,258        2,636,627
    Sales and marketing                                1,416,703            661,093                     2,550,345        1,445,970
    Research and development                             456,974            360,600                       916,506          835,244
                                              -------------------------------------           ------------------------------------

Income from operations                                 2,033,363            245,156                     4,030,110          923,569

Interest expense (income), net                           462,987            (51,009)                      954,871         (113,241)
                                              -------------------------------------           ------------------------------------

Income before provision for income taxes               1,570,376            296,165                     3,075,239        1,036,810

Provision for income taxes                               656,556            127,317                     1,306,975          449,892
                                              -------------------------------------           ------------------------------------

Net income                                           $   913,820         $  168,848                   $ 1,768,264      $   586,918
                                              =====================================           ====================================


Basic earnings per share                                   $0.14              $0.03                         $0.27            $0.09
                                              =====================================           ====================================
Diluted earnings per share                                 $0.14              $0.03                         $0.27            $0.09
                                              =====================================           ====================================



Weighted average common shares outstanding:
          Basic shares                                 6,476,874          6,381,041                     6,476,874        6,243,618
          Diluted effect of stock options and
           warrants                                       85,073            197,222                       136,723          156,710
                                              -------------------------------------           ------------------------------------
          Diluted shares                               6,561,947          6,578,263                     6,613,597        6,400,328
                                              =====================================           ====================================

The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 1998 and 1997

                                                                      1998                          1997
                                                            ----------------------        ----------------------

Cash flow from operating activities:
 Net income:                                                           $ 1,768,264                   $   586,918
 Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                                         1,223,365                       393,808
   Provision for doubtful accounts                                          17,922                        15,000
   Loss on fixed asset disposal                                                509
   Changes in assets and liabilities:
      Accounts receivable                                               (1,223,484)                     (293,409)
      Prepaid expenses and other current assets                           (447,036)                       48,259
      Other assets                                                          11,804                        11,908
      Accounts payable and accrued expenses                              1,609,654                      (774,928)
      Income taxes                                                          85,300                    (1,169,282)
      Other liabilities                                                    121,231
                                                            ----------------------        ----------------------

Net cash provided by (used in) operating activities                      3,167,529                    (1,181,726)
                                                            ----------------------        ----------------------

Cash flow from investing activities:
 Fixed asset additions                                                    (659,067)                   (2,535,809)
 Acquisition of business                                                                              (1,016,500)
 Other                                                                     (40,333)
                                                            ----------------------        ----------------------
Net cash used in investing activities                                     (699,400)                   (3,552,309)
                                                            ----------------------        ----------------------

Cash flow from financing activities:
(Repayment of debt) Proceeds from borrowings                            (3,996,768)                      263,189
Restricted cash                                                          1,891,821
Proceeds from issuance of common stock, net                                 82,147                    10,091,352
                                                            ----------------------        ----------------------


Net cash (used in) provided by financing activities                     (2,022,800)                   10,354,541
                                                            ----------------------        ----------------------

Effect of exchange rate changes on cash and cash
   equivalents                                                              28,259

Net increase in cash and cash equivalents                                  473,588                     5,620,506

Cash and cash equivalents at beginning of period                           964,106                        60,190
                                                            ----------------------        ----------------------

Cash and cash equivalents at end of period                             $ 1,437,694                   $ 5,680,696
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

ASI Solutions Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION:
    --------------------------------------

On March 26, 1996, ASI Solutions Incorporated (the "Company") was incorporated in the State of Delaware. Effective March 31, 1996, the Company issued 4,625,158 shares of Common Stock in exchange for substantially all of the issued and outstanding shares of common stock of Proudfoot Reports Incorporated ("PRI") and 95% of the common stock of Assessment Solutions Incorporated ("Assessment Solutions"). During fiscal 1997, the remaining 5% of the outstanding common stock of Assessment Solutions was redeemed. The initial stockholders of the Company were also the principal stockholders of PRI and Assessment Solutions, the two previously separate but commonly controlled companies. After the reorganization, Assessment Solutions and PRI are wholly owned subsidiaries of the Company. C3 Solutions Incorporated ("C3") was formed on September 16, 1996 as a wholly owned subsidiary of the Company. On August 29, 1997, the Company's newly created subsidiary, T3 Solutions Incorporated ("T3"), acquired the assets of Effective Learning Systems. On November 13, 1997, the Company's newly created subsidiaries ("McLagan Partners") acquired substantially all of the assets and business operations of McLagan Partners Incorporated and related entities. The Company, Assessment Solutions, PRI, C3, T3 and McLagan Partners are hereinafter referred to collectively as the "Company."

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

The accompanying unaudited interim financial statements of ASI Solutions Incorporated have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of the six months ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations for the entire year.

The financial statements of foreign operations, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity.


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

3.    STOCKHOLDERS' EQUITY:
      ---------------------

A summary of the changes in Stockholders' Equity for the six months ended September 30, 1998 is as follows:

                                                                          ACCUMULATED
                                                                             OTHER
                                               COMMON     ADDITIONAL     COMPREHENSIVE   RETAINED      TREASURY
                                     SHARES     STOCK   PAID-IN CAPITAL     INCOME       EARNINGS       STOCK          TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998             6,466,701  $65,123      $10,841,728        $ 9,382  $5,172,039       $(392,731)  $15,695,541

Issuance of Common Stock for
Employee Stock Purchase Plan           10,173      102           82,045                                                   82,147

Translation Adjustment                                                           9,956                                     9,956

Net Income                                                                               1,768,264                     1,768,264
                                  ----------------------------------------------------------------------------------------------
Balance, September  30, 1998        6,476,874  $65,225      $10,923,773        $19,338  $6,940,303       $(392,731)  $17,555,908
                                  ==============================================================================================


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

QUARTERLY COMPARISON OF RESULTS OF OPERATIONS

The Company's second quarter revenue increased 151.4% to $14.8 million from $5.9 million in the second quarter of fiscal 1998. 1999 second quarter net income was $0.9 million, or 6.2% of revenue, up 441.2% from $0.2 million, or 2.9% of revenue, in the second quarter of fiscal 1998. The increase in net income is primarily due to increased volume, particularly in Employment Process Administration, as well as to the inclusion of McLagan, the new compensation survey and consulting business acquired in November 1997.

Assessment and Selection revenue was $2.4 million, an increase of $0.2 million, or 9.7%, from the second quarter of last year. Volume with existing clients plus the addition of new clients accounted for the increase.

Employment Process Administration revenue was $5.4 million, an increase of $2.6 million, or 92.7%, over last year's second quarter, due principally to higher volume with a large telecommunications client and the expansion of services provided to that client. Several smaller clients were also added.

Customer Contact Monitoring revenue was $0.7 million, an increase of $0.3 million, or 61.7% from the second quarter of last year. This is a new business area and the increase was due to services provided to several new clients as we continue to expand our customer base.

Training and Development revenue was $0.9 million, an increase of $0.5 million, or 93.4% over last year's second quarter. Revenue from new programs introduced in connection with the August 1997 acquisition of Effective Learning Systems contributed to the increase along with services provided to a large technology client. Several new clients have also been added.

Revenue for Compensation Surveys and Consulting, a new business area resulting from the McLagan acquisition, was $5.4 million. The revenue consists of compensation surveys and related consulting.

Cost of services increased $3.9 million, or 117.4%, to $7.2 million. The new Compensation Survey and Consulting area accounted for $2.3 million of the increase in expense, the largest component of which is compensation expense, used to generate the $5.4 million in revenue. The remainder of the increase was due to personnel additions, service delivery and equipment expenses associated with higher business volume. As a percentage of revenue, cost of services was 48.6% compared to 56.2% in last year's second quarter.

General and administrative expense increased $2.4 million, or 182.0%, to $3.7 million. Compensation Surveys and Consulting accounted for most of the increase with expenses totaling $2.1 million. Compensation expense was the largest single component and was used to generate the $5.4 million in Compensation Surveys and Consulting revenue. Overall, compensation and goodwill amortization were the largest expense items. As a percentage of revenue, general and administrative expense increased from 22.3% to 25.1%.

Sales and marketing expense increased by $0.8 million, or 114.3%, to $1.4 million principally due to the addition of sales staff and to higher spending incurred to promote business volume. Compensation Surveys and Consulting accounted for $0.2 million of the increase. As a percentage of revenue, sales and marketing expense decreased from 11.2% to 9.5%, as revenue growth exceeded sales and marketing spending increases. Compensation Surveys and Consulting has a relatively lower amount of sales and marketing expense.

Research and development expense was $0.5 million, up $0.1 million from last year. As a percentage of revenue, research and development expense was 3.1%, down from 6.1% last year due to the fact that Employment Process Administration, which accounts for a large portion of the revenue increase, has a relatively lower amount of research and development expense, and Compensation Survey and Consulting services, which also accounts for a large portion of the revenue increases, has no research and development expense.

As a percentage of pre-tax income, the provision for income taxes declined slightly to 41.8% from 43.0%. The addition of Compensation Surveys and Consulting results in lower state income tax expense.

Net interest expense was $463,000 compared to net interest income of $51,000 last year. The interest expense was primarily due to interest on the debt incurred in the acquisition of McLagan and to interest related to the line of credit.

(Percentages are based on actual amounts as opposed to the rounded amounts shown above.)

YEAR TO DATE COMPARISON OF RESULTS OF OPERATIONS

The Company's year to date revenue increased 113.1% to $26.9 million from $12.6 million in the first half of fiscal 1998. Year to date net income was $1.8 million, or 6.6% of revenue, up 201.3% from $0.6 million, or 4.7% of revenue, in the first half of fiscal 1998. The increase in net income is primarily due to increased volume, particularly in Employment Process Administration, and the inclusion of McLagan, the new compensation survey and consulting business acquired in November 1997.

Assessment and Selection revenue was $4.9 million, a decrease of $0.3 million, or 5.3%, from the first half of last year. While volume dropped slightly, several new clients have been added.

Employment Process Administration revenue was $10.7 million, an increase of $5.3 million, or 100%, over last year's first half, due principally to higher volume with a large telecommunications client and the expansion of services provided to that client. Several new clients have also been added.

Customer Contact Monitoring revenue was $1.3 million, an increase of 46% from the first half of last year. This is a new business area and the increase was due to services provided to several new clients, as we continue to expand our customer base.

Training and Development revenue was $1.7 million, an increase of 48.1%.
Revenue from new programs introduced in connection with the August 1997 acquisition of Effective Learning Systems contributed to the increase along with services provided to a large technology client and the addition of new clients.

Revenue for Compensation Surveys and Consulting, a new business area resulting from the McLagan acquisition, was $8.2 million consisting of compensation surveys for the financial services industry and related consulting services.

Cost of services increased $6.3 million, or 93.3%, to $13.1 million. The new Compensation Surveys and Consulting area accounted for $3.2 million of the increase. The remainder of the increase was due to personnel additions, service delivery and equipment expenses associated with higher business volume. As a percentage of revenue, cost of services was 48.7% compared to 53.7% in last year's first half.

General and administrative expense increased $3.6 million, or 138.2%, to $6.3 million. Compensation Surveys and Consulting accounted for the majority of the increase. Compensation and goodwill amortization were the largest expense
items.   As a percentage of revenue, general and administrative expense increased from 20.9% to 23.4%.

Sales and marketing expense increased by $1.1 million, or 76.4%, to $2.6 million principally due to the addition of sales staff and to higher spending incurred
to promote business volume.   As a percentage of revenue, sales and marketing
expense decreased from 11.5% to 9.5%, as revenue growth exceeded sales and marketing spending increases. Compensation Surveys and Consulting has a relatively lower amount of sales and marketing expense.

Research and development expense was $0.9 million, slightly higher than last year. As a percentage of revenue, research and development expense was 3.4%, down from 6.6% last year due to the fact that Employment Process Administration, which accounts for a large portion of the revenue increase, has a relatively lower amount of research and development expense, and Compensation Survey and Consulting services which also accounts for a large portion of the revenue increase has no research and development expense.

As a percentage of pre-tax income, the provision for income taxes declined slightly to 42.5% from 43.4% due to lower state income tax expense related to Compensation Surveys and Consulting.

Net interest expense was $1.0 million compared to net interest income of $113,000 last year. The interest expense was primarily due to interest on the debt incurred in the acquisition of McLagan and to interest related to the line of credit.

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

Cash flow provided by operations was $3.2 in the first six months of fiscal 1999 due to income generated from operations and increases in accounts payable and accrued expenses. Cash flow used in investing activities of $699,000 was primarily for fixed asset additions. Cash flow used in financing activities of $2,022,800 was primarily for repayment of debt.

In November 1997, a new bank Credit Agreement was established which provided a $15 million term loan and a $5 million revolving credit facility. This agreement expires November 13, 2002. On September 30, 1998, there were borrowings of $1,790,000 against the revolving credit facility and $13,875,000 was outstanding on the term loan. The Company also has two equipment notes payable to a bank with a balance of $758,893 at September 30, 1998.


YEAR 2000 COMPLIANCE

The Company has conducted a review of its information systems at its ASI and Proudfoot operations to identify those areas which could be affected by the "Year 2000" issue. Key financial, informational and operational systems have been inventoried and assessed, and detailed plans were developed for the required systems modifications or replacements. Due to significant expansion experienced by the Company during the last two years, the Company has created new software or modified existing software to continue providing superior customer service. Through that process these systems have become Year 2000 compliant. Also, as part of the expansion, the Company has purchased new hardware and software that are certified by their manufacturers as Year 2000 compliant. Remaining hardware and software that are not compliant is minimal and will be phased out by March 31, 1999, the Company's fiscal year end.

The Company estimates that there are no significant costs associated with the finalization of its Year 2000 compliance plans and believes that any costs incurred will be internal, non-incremental costs. In addition third party customers and suppliers are in the process of providing written assurances for the Company that they expect to be Year 2000 compliant over the next 12 months. The Company has received assurance from the vast majority of these third parties that they will be compliant. Management believes that third party non-compliance will not materially impact the Company's operations.

As disclosed in Note 4 to the Financial Statements, in November 1997, the Company acquired substantially all of the assets and businesses of McLagan Partners Incorporated and its related entities ("McLagan"). The Company is in the process of evaluating those areas of McLagan which could be affected by the "Year 2000" issue. The effect, if any, on the Company's results of operations if McLagan is not fully Year 2000 compliant is not reasonably estimable at this time.

NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q and written and oral statements made by the Company may contain, in addition to historical information, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The words "believe", "expect", "intend", "estimate" and "anticipate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. In addition, the Company's discussion above regarding Year 2000 compliance contains several forward-looking statements, including without limitation, the Company's expectations as to when the phase out of non-compliant software and hardware will be completed, its estimates of the costs involved in achieving Year 2000 readiness and its belief that third-party non-compliance would not materially impact the Company's operations. Any such statements are subject to risks and uncertainties that could cause the actual results to differ materially from those projected in such statements, including negative developments relating to unforeseen project cancellations or the effect of a customer delaying a project, negative developments relating to the Company's significant customers, a reduction in the demand for the Company's services which could impact capacity utilization as well as sales volume, the impact of intense competition, changes in the industry, changes in the general economy such as inflationary pressure, the availability of Year 2000 compliant replacement software and hardware as well as qualified personnel and other information technology resources and the actions of third parties and governmental agencies with respect to Year 2000 issues. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

     PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The company held its Annual Meeting of Stockholders on August 5, 1998. At the Annual Meeting, the Company's stockholders voted (i) to elect Bernard F. Reynolds, Eli Salig, Seymour Adler, Ph.D., David Tory, Michael J. Boylan, Ilan Kaufthal, Carl S. Koerner and F. Samuel Smith to serve as directors of the Company until the 1999 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; and (ii) to approve an amendment to the Company's 1996 Stock Option and Grant Plan to increase the total number of shares of common stock of the Company that may be issued thereunder from 800,000 to 1,200,000, each as described in the Company's Proxy Statement distributed to stockholders in connection with the Annual Meeting. Set forth below are the results of the stockholder votes at the Annual Meeting on the foregoing matters.


                                        ELECTION OF DIRECTORS

       Nominee                   Votes in Favor         Votes Withheld
       -------                   --------------         --------------

Bernard F. Reynolds                  6,011,729             7,700

Eli Salig                            6,011,729             7,700

Seymour Adler, Ph.D.                 6,011,629             7,800

David Tory                           6,016,729             2,700

Michael J. Boylan                    6,016,729             2,700

Ilan Kaufthal                        6,016,529             2,900

Carl S. Koerner                      6,011,529             7,900

F. Samuel Smith                      6,011,729             7,700

                    APPROVAL OF AMENDMENT TO THE COMPANY'S
                       1996 STOCK OPTION AND GRANT PLAN

 Votes in Favor     Votes Against       Abstentions      Broker Non-Votes
 --------------     -------------       -----------      ----------------
   4,643,977           390,225             5,160         None indicated

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  The following exhibit is filed as part of this report:

                EXHIBIT NUMBER                  DESCRIPTION
                --------------                  -----------

                     27.1                       Financial Data Schedule.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         ASI SOLUTIONS INCORPORATED


Date: November 11, 1998  By: /s/  MICHAEL J. MELE
                             --------------------
                             Michael J. Mele
                             Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)