Form 10-Q
period 1998-12-31
ASI SOLUTIONS INC
filed 1999-02-10
CIK 1029445

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

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

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on January 29, 1999 was 6,497,631.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASI Solutions Incorporated
Consolidated Balance Sheets
December 31, 1998 and March 31, 1998

                                                                  December 31,                     March 31,
                                                                     1998                            1998
                                                                  (Unaudited)
                                                            ---------------------            ---------------------
ASSETS:

Current Assets:
  Cash and cash equivalents                                           $ 3,688,366                      $   964,106
  Restricted cash                                                                                        1,891,821
  Accounts receivable, net                                             13,643,112                       10,706,699
  Prepaid expenses and other current assets                               474,755                          678,531
  Deferred income taxes                                                   106,158                          106,158
                                                            ---------------------            ---------------------
     Total current assets                                              17,912,391                       14,347,315

Property and equipment, net                                             5,077,010                        5,318,524
Intangible assets, net                                                 23,487,681                       24,132,292
Deferred financing costs, net                                             391,629                          460,075
Other assets                                                              328,206                          302,706
                                                            ---------------------            ---------------------
     Total assets                                                     $47,196,917                      $44,560,912
                                                            =====================            =====================

LIABILITIES  AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion, notes payable to bank                              $ 2,189,245                      $ 4,951,602
  Current portion, subordinated notes payable                           1,666,666                        1,666,666
  Other acquisition debt                                                   66,917                          267,667
  Accounts payable and accrued expenses                                 9,457,853                        4,129,877
  Accrued income taxes                                                    486,832                          171,864
                                                            ---------------------            ---------------------
     Total current liabilities                                         13,867,513                       11,187,676

Deferred income taxes                                                     423,140                          423,140
Notes payable to bank, less current portion                            12,025,001                       13,668,558
Subordinated notes payable, less current portion                        1,666,667                        3,333,334
Other liabilities                                                         409,037                          252,663
                                                            ---------------------            ---------------------
     Total liabilities                                                 28,391,358                       28,865,371

Stockholders' Equity:
  Common stock                                                             65,432                           65,123
  Additional paid in capital                                           11,038,250                       10,841,728
  Accumulated other comprehensive income                                   33,657                            9,382
  Retained earnings                                                     8,060,951                        5,172,039
  Treasury stock, 45,534 shares, at cost                                 (392,731)                        (392,731)
                                                            ---------------------            ---------------------
     Total stockholders' equity                                        18,805,559                       15,695,541
                                                            ---------------------            ---------------------
     Total liabilities & stockholders' equity                         $47,196,917                      $44,560,912
                                                            =====================            =====================

The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Income
For the Three and Nine Months Ended December 31, 1998 and 1997


                                                   Three Months Ended                      Nine Months Ended
                                              December 31,     December 31,          December 31,     December 31,
                                                  1998             1997                 1998              1997
                                              -----------------------------          -----------------------------
Revenue                                       $18,057,585       $9,385,226           $44,914,435       $21,990,577
Cost of services                                9,072,737        4,528,056            22,150,368        11,291,997
                                              ----------------------------           -----------------------------
    Gross profit                                8,984,848        4,857,170            22,764,067        10,698,580

Operating expenses:
    General and administrative                  4,673,560        2,270,606            10,955,818         4,907,233
    Sales and marketing                         1,452,106          805,081             4,002,451         2,251,051
    Research and development                      487,190          392,799             1,403,696         1,228,043
                                              ----------------------------           -----------------------------

Income from operations                          2,371,992        1,388,684             6,402,102         2,312,253

Interest expense, net                             423,635          235,698             1,378,506           122,457
                                              ----------------------------           -----------------------------

Income before provision for income taxes        1,948,357        1,152,986             5,023,596         2,189,796

Provision for income taxes                        827,709          494,784             2,134,684           944,676
                                              ----------------------------           -----------------------------

Net income                                    $ 1,120,648       $  658,202           $ 2,888,912       $ 1,245,120
                                              ============================           =============================

Basic earnings per share                            $0.17            $0.10                 $0.45             $0.20
                                              ============================           =============================
Diluted earnings per share                          $0.17            $0.10                 $0.44             $0.19
                                              ============================           =============================

Weighted average common shares
 outstanding:
          Basic shares                          6,497,631        6,437,534             6,483,724         6,308,257
          Diluted effect of stock
           options and warrants                    63,373          193,863               112,273           169,094
                                              ----------------------------           -----------------------------
          Diluted shares                        6,561,004        6,631,397             6,595,997         6,477,351
                                              ============================           =============================

The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended December, 1998 and 1997

                                                                   1998                       1997
                                                            ------------------        -------------------
Cash flow from operating activities:
 Net income:                                                       $ 2,888,912               $  1,245,120
 Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                                     1,855,574                    785,167
   Provision for doubtful accounts                                      65,216                     38,000
   Loss on fixed asset disposal                                            512
   Accrual of straight-line rent                                                                   68,859
   Other                                                                                           (3,540)
   Changes in assets and liabilities:
      Accounts receivable                                           (2,976,988)                (2,659,896)
      Prepaid expenses and other current assets                        131,302                     74,798
      Other assets                                                      (2,532)                    (4,923)
      Accounts payable and accrued expenses                          4,921,607                  1,229,564
      Income taxes                                                     928,574                 (1,046,584)
      Other liabilities                                                (53,573)
                                                            ------------------        -------------------

Net cash provided by (used in) operating activities                  7,758,604                   (273,435)
                                                            ------------------        -------------------

Cash flow from investing activities:
 Fixed asset additions                                                (861,417)                (3,598,057)
 Acquisition of businesses                                                                    (23,229,683)
 Other                                                                 (40,333)
                                                            ------------------        -------------------
Net cash used in investing activities                                 (901,750)               (26,827,740)
                                                            ------------------        -------------------

Cash flow from financing activities:
(Repayment of debt) Proceeds from borrowings                        (6,273,331)                14,214,338
Restricted cash                                                      1,891,821
Issuance of note payable                                                                        5,000,000
Proceeds from issuance of common stock, net                            196,832                 10,721,352
                                                            ------------------        -------------------

Net cash (used in) provided by financing activities                 (4,184,678)                29,935,690
                                                            ------------------        -------------------

Effect of exchange rate changes on cash and cash
   equivalents                                                          52,084                    (11,550)

Net increase in cash and cash equivalents                            2,724,260                  2,822,965

Cash and cash equivalents at beginning of period                       964,106                     60,190
                                                            ------------------        -------------------

Cash and cash equivalents at end of period                         $ 3,688,366               $  2,883,155
                                                            ==================        ===================

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

The accompanying unaudited interim financial statements of ASI Solutions Incorporated have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of the nine months ended December 31, 1998 and 1997 are not necessarily indicative of the results of operations for the entire year.

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

3.    Stockholders' Equity:
      ---------------------

A summary of the changes in Stockholders' Equity for the nine months ended December 31, 1998 is as follows:

                                                          Additional     Accumulated
                                                Common      Paid-In         Other         Retained      Treasury
                                     Shares      Stock      Capital     Comprehensive     Earnings       Stock       Total
                                                                            Income
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998             6,466,701  $65,123    $10,841,728      $ 9,382      $5,172,039    $(392,731)  $15,695,541

Issuance of Common Stock for
 Employee Stock Purchase Plan          30,930      309        196,522                                                 196,831


Translation Adjustment                                                      24,275                                     24,275

Net Income                                                                               2,888,912                  2,888,912
                                  ----------------------------------------------------------------------------------------------
Balance, December 31, 1998          6,497,631  $65,432    $11,038,250      $33,657      $8,060,951    $(392,731)  $18,805,559
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

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon the fair values at the date of the acquisition. As a result, $22,294,210 of the purchase price has been allocated to goodwill, customer lists and other intangibles which are being amortized on a straight line basis over periods from 5 to 40 years. As described in more detail below, the Company has an incentive compensation program with former officers of McLagan which provides for payments to such officers when certain milestone earnings are attained. At the request of the officers, $841,278 in connection with this incentive compensation program was paid to employees in fiscal 1998.

In November 1997, the Company entered into employment agreements with four key executives of McLagan Partners, Inc. that expire on March 31, 2000. The agreements provide for aggregate base salaries of $600,000 and aggregate annual incentive payments if certain performance targets are met. Aggregate incentive payments for the period January 1, 1998 through March 31, 1999 amount to 100% of McLagan's operating income between $4.5 million and $6.75 million and 60% of the operating income in excess of $6.75 million. At December 31, 1998, a total of $7 million has been accrued for McLagan related incentive payments. This $7 million accrual is comprised of $3.8 million pursuant to the terms of the aforementioned employment agreements with the four key executives, $2.7 million for incentives scheduled to be paid to other staff members as part of their normal compensation, and $500,000 related to the deferred payments mentioned in paragraph 1 of Note 4.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarterly Comparison of Results of Operations

The Company's third quarter revenue increased 92.4% to $18.1 million from $9.4 million in the third quarter of fiscal 1998. 1999 third quarter net income was $1.1 million, or 6.2% of revenue, up 70.3% from $0.7 million, or 7.0% of revenue, in the third quarter of fiscal 1998. The increase in net income is primarily due to increased volume, particularly in the Compensation Survey and Consulting business area, which was acquired in November 1997. The third quarter is traditionally the strongest quarter for Compensation Surveys and Consulting as final surveys are delivered. Employment Process Administration revenue growth was also strong.

Assessment and Selection revenue was $2.6 million, an increase of $0.1 million, or 4.8%, from the third quarter of last year. Volume with existing clients plus the addition of new clients accounted for the increase.

Employment Process Administration revenue was $5.4 million, an increase of $2.3 million, or 75.7%, over last year's third quarter, due principally to higher volume with a large telecommunications client and the expansion of services provided to that client. Several smaller clients were also added.

Customer Contact Monitoring revenue was $0.8 million, an increase of $0.2 million, or 46.7% from the third quarter of last year. This is a new business area and the increase was due to services provided to several new clients, as the customer base continues to expand.

Training and Development revenue was $0.6 million, an increase of $0.1 million, or 12.5% over last year's third quarter. Revenue from new programs introduced in connection with the August 1997 acquisition of Effective Learning Systems contributed to the increase along with services provided to a large technology client. Several new clients have also been added.

Revenue for Compensation Surveys and Consulting, a new business area resulting from the McLagan acquisition, was $8.7 million, an increase of $5.9 million or 211.5% over last year's third quarter during which McLagan was owned for approximately one half of the quarter. The third quarter is traditionally the strongest revenue quarter for this business area. Strong international revenue growth within the Compensation Surveys and Consulting area also contributed to the increase.

Cost of services increased $4.5 million, or 100.4%, to $9.1 million. The new Compensation Survey and Consulting area accounted for $2.7 million of the increase in expense, the largest component of which is compensation expense, used to generate the $8.7 million in revenue. The remainder of the increase was due to personnel additions, and telecommunication and depreciation expenses associated with higher business volume. As a percentage of revenue, cost of services was 50.2% compared to 48.2% in last year's third quarter.

General and administrative expense increased $2.4 million, or 105.8%, to $4.7 million. Compensation Surveys and Consulting accounted for most of the increase with expenses totaling $2.9 million.

Compensation expense was the largest single component and was used to generate the $8.7 million in Compensation Surveys and Consulting revenue. Overall, compensation, professional fees and goodwill amortization were the largest expense items. As a percentage of revenue, general and administrative expense increased from 24.2% to 25.9%.

Sales and marketing expense increased by $0.6 million, or 80.4%, to $1.5 million principally due to the addition of sales staff and to higher spending incurred to promote business volume. Compensation Surveys and Consulting accounted for $0.2 million of the increase. As a percentage of revenue, sales and marketing expense decreased from 8.6% to 8.0%, as revenue growth exceeded sales and marketing spending increases. Compensation Surveys and Consulting, which accounted for 48% of the quarter's revenues, has a relatively lower amount of sales and marketing expense.

Research and development expense was $0.5 million, up $0.1 million from last year. As a percentage of revenue, research and development expense was 2.7%, down from 4.2% last year due to the fact that Employment Process Administration, which accounts for a large portion of the revenue increase, has a relatively lower amount of research and development expense, and Compensation Survey and Consulting services, which also accounts for a large portion of the revenue increases, has no research and development expense.

Net interest expense was $424,000 compared to $236,000 last year. The interest expense was primarily due to interest on the debt incurred in the acquisition of McLagan and to interest related to the line of credit.

As a percentage of pre-tax income, the provision for income taxes declined slightly to 42.5% from 42.9%. The addition of Compensation Surveys and Consulting results in lower state income tax expense.

(Percentages are based on actual amounts as opposed to the rounded amounts shown above.)

Year to Date Comparison of Results of Operations

The Company's year to date revenue increased 104.2% to $44.9 million from $22 million in the first nine months of fiscal 1998. Year to date net income was $2.9 million, or 6.4% of revenue, up 132% from $1.2 million, or 5.7% of revenue, in the first nine months of fiscal 1998. The increase in revenue and net income is primarily due to increased volume, particularly in Employment Process Administration, and the inclusion of McLagan, the new compensation survey and consulting business acquired in November 1997.

Assessment and Selection revenue was $7.5 million, a decrease of $0.2 million, or 2.0%, from the first nine months of last year. While volume dropped slightly, several new clients have been added.

Employment Process Administration revenue was $16.1 million, an increase of $7.7 million, or 91.1%, over the first nine months of last year, due principally to higher volume with a large telecommunications client and the expansion of services provided to that client. Several new clients have also been added.

Customer Contact Monitoring revenue was $2.1 million, an increase of 40.4% from the first nine months of last year. This is a new business area and the increase was due to services provided to several new clients, as the customer base continues to expand.

Training and Development revenue was $2.3 million, an increase of 37%. Revenue from new programs introduced in connection with the August 1997 acquisition of Effective Learning Systems contributed to the increase along with services provided to a large technology client and the addition of new clients.

Revenue for Compensation Surveys and Consulting, a new business area resulting from the McLagan acquisition, was $16.9 million consisting of compensation surveys for the financial services industry and related consulting services. This compares to $2.8 million during the first nine months of fiscal 1998 when McLagan was acquired in November 1997.

Cost of services increased $10.9 million, or 96.2%, to $22.2 million. The new Compensation Surveys and Consulting area accounted for $5.9 million of the increase. The remainder of the increase was due to personnel additions and telecommunications and depreciation expenses associated with higher business volume. As a percentage of revenue, cost of services was 49.3% compared to 51.3% in last year's first nine months.

General and administrative expense increased $6 million, or 123.3%, to $11.0 million. Compensation Surveys and Consulting accounted for the majority of the increase. Compensation and goodwill amortization were the largest expense
items.   As a percentage of revenue, general and administrative expense increased from 22.3% to 24.4% due to a higher percentage of expense at McLagan.

Sales and marketing expense increased by $1.8 million, or 77.8%, to $4.0 million principally due to the addition of sales staff and to higher spending incurred
to promote business volume.   As a percentage of revenue, sales and marketing
expense decreased from 10.2% to 8.9%, as revenue growth exceeded sales and marketing spending increases. Compensation Surveys and Consulting has a relatively lower amount of sales and marketing expense.

Research and development expense was $1.4 million, an increase of 14.3% over last year. As a percentage of revenue, research and development expense was 3.1%, down from 5.6% last year due to the fact that Employment Process Administration, which accounts for a large portion of the revenue increase, has a relatively lower amount of research and development expense, and Compensation Survey and Consulting services which also accounts for a large portion of the revenue increase has no research and development expense.

Net interest expense was $1.4 million compared to $123,000 last year. The interest expense was primarily due to interest on the debt incurred in the acquisition of McLagan and to the outstanding line of credit.

As a percentage of pre-tax income, the provision for income taxes declined slightly to 42.5% from 43.1% due to lower state income tax expense related to Compensation Surveys and Consulting.

(Percentages are based on actual amounts as opposed to the rounded amounts shown above.)

Liquidity and Capital Resources

The Company's liquidity needs arise from capital requirements, capital expenditures and principal and interest payments on debt. The Company funds its operating and capital needs with cash flow generated from operations and supplemented by short-term borrowings under bank lines of credit and long-term equipment financing.

Cash flow provided by operations was $7.8 million in the first nine months of fiscal 1999 due to income generated from operations and increases in accounts payable and accrued expenses. Cash flow used in investing activities of $.9 million was primarily for fixed asset additions. Cash flow used in financing activities of $4.2 million was primarily for repayment of debt.

In November 1997, a new bank Credit Agreement was established which provided a $15.0 million term loan and a $5.0 million revolving credit facility. The revolving credit facility was subsequently increased to $10.0 million in December 1998. This agreement expires November 13, 2002. On December 31, 1998, there were no borrowings against the revolving credit facility and $13.5 million was outstanding on the term loan. The Company also has two equipment notes payable to a bank with a balance of $.7 million at December 31, 1998.

Management believes its working capital, line of credit and cash flows from operations will be sufficient to meet expected working capital requirements for the near future.

Year 2000 Compliance

The Company has conducted a review of its information systems at its ASI and Proudfoot operations to identify those areas which could be affected by the "Year 2000" issue. Key financial, informational and operational systems have been inventoried and assessed, and detailed plans were developed for the required systems modifications or replacements. Due to significant expansion experienced by the Company during the last two years, the Company has created new software or modified existing software to continue providing superior customer service. Through that process the systems used by the ASI and Proudfoot operations have become Year 2000 compliant. Also, as part of the expansion, the Company has purchased new hardware and software that are certified by their manufacturers as Year 2000 compliant. Remaining hardware and software that are not compliant is minimal and will be phased out by March 31, 1999, the Company's fiscal year end.

The Company is in the process of assessing and evaluating its information systems at its McLagan Partners Incorporated subsidiary, which was acquired in November 1997, as disclosed in Note 4 to the Financial

Statements. The review process is similar to the one conducted at ASI and Proudfoot, and it is anticipated that Year 2000 compliance will be substantially achieved by June 30, 1999.

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



                           ASI SOLUTIONS INCORPORATED

Date: January 29, 1999     By: /s/  MICHAEL J. MELE
                               --------------------
                               Michael J. Mele
                               Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)