Form 10-K
period 1999-03-31
ASI SOLUTIONS INC
filed 1999-06-24
CIK 1029445

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                           _________________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Title of Each Class
                              -------------------

                    Common Stock, par value $0.01 per share


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No____
                                               ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on June 21, 1999 was $52,310,504. The calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that directors, executive officers and persons holding 10% or more of the registrant's Common Stock, par value $0.01 per share, are affiliates.

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on June 21, 1999 was 6,538,813.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Stockholders to be held on August 18, 1999 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

     ASI Solutions Incorporated (the "Company") is a leading national provider of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality, more effective workforce. The Company's services are organized into three core areas: performance improvement services, employment process outsourcing and compensation services and market share studies. The Company, which has been providing human resources services for over 19 years, believes that it is well positioned to be a single-source solution for organizations which outsource all or a portion of these human resources functions.

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

Services

     Performance Improvement Services. The Company provides a comprehensive range of workforce performance improvement services. The Company believes that the role of customer service has assumed a greater level of importance in terms of customer acquisition and retention as heightened competition has led to the availability of an increased number of alternative or substitute products and services in virtually all industries. As a consequence, companies are becoming increasingly vigorous in their efforts to ensure that their customer service meets the highest quality standards. The Company meets this need by providing solutions that help clients to assess and select more qualified employees, train and develop existing employees and to measure performance on a continuing basis to ensure that service quality remains high. The Company custom designs programs for clients. This generally involves field research and job analysis to determine the critical components of a position and the key competencies required to execute it successfully. Many of the Company's projects include the use of live simulations, either in person or over the telephone, since the Company has found that the use of job-specific, behavior-based techniques to determine a candidate's ability to actually perform the required tasks provides clients with a more qualified workforce. Assessment and selection services range from high volume telephone simulation of job candidates, both internal and external, to comprehensive executive assessment programs. Training and development programs also utilize the Company's expertise in conducting live simulations for job skill evaluation. The Company also provides performance measurement, or monitoring, services for clients who engage in large-scale use of call centers for their customer contact function.

     Employment Process Outsourcing. The Company offers complete employment process outsourcing services to clients who have large-scale hiring needs and who do not have the in-house capacity to fulfill their needs. Employment processes provided by the Company typically include: advertising for and recruiting applicants; establishing automated telephonic voice response systems to screen prospective applicants; arranging for the physical facilities and equipment necessary for the pre-screening process; performing background checks on applicants; and conducting testing and simulations utilizing the Company's assessment expertise to select applicants for recommendation to the client. The Company can also provide any of these services individually on an as needed basis. In particular, the Company provides clients who have their own internal employment processes with ongoing background check services. To meet a client's needs, the Company is frequently asked to secure facilities and equipment, establish an interactive voice response system to screen prospective applicants, develop proprietary database and report generation software and staff a facility with test administrators and coordinators. The Company has in the past scheduled and tested up to 500 applicants per day, provided client access to the database for ongoing status reports and provided complete support up to the point of hire.

     Compensation Services and Market Share Studies. The Company provides a series of surveys to the financial services and securities industries. These include compensation surveys for bank and brokerage and investment management clients as well as market share surveys for retail operations and performance monitoring services for institutional operations within the financial services industry. The Company's consultants and analysts work closely with clients throughout the year to ensure the accuracy and consistency of survey data. Only participating clients may purchase surveys. In addition to domestic surveys, the Company serves both the European and Asian markets through its foreign offices. The Company also provides various compensation consulting services to its client base.

Clients

     The Company's clients are in a wide range of industries, including telecommunications, financial services, information technology, consumer products and healthcare, and are principally Fortune 500 companies for which customer service, sales and call center functions are critical components of their businesses. Current customers include American Express Company, Bell Atlantic, BellSouth Corporation, Citibank, N.A., Morgan Stanley Dean Witter Discover & Co., Hewlett-Packard Company, Merrill Lynch Incorporated, Goldman, Sachs & Co., United Parcel Service of America, Inc, the Internal Revenue Service, AT&T Wireless Services and Cablevision. The Company provides its services primarily through its two operations centers in Melville, New York, but also through its regional offices and at clients' locations. Compensation services are provided through offices in Stamford Connecticut, Chicago, London, Tokyo and Hong Kong. The only customer accounting for more than 10% of the Company's revenues in fiscal 1999, 1998 and fiscal 1997 was Bell Atlantic, representing 28% in 1999 and 30% in both 1998 and 1997.

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

     In the area of performance improvement services, the Company encounters competition from firms such as Aon Consulting, Development Dimensions International, Personnel Decisions International, The Center for Creative Leadership and Achieve Global. In the area of employment process outsourcing, the Company competes with the human resources outsourcing departments within organizations such as Aon Consulting, Ernst & Young LLP, Fiserve, Inc., Manpower Temporary Services and Norrell Corporation. While there are many firms who offer compensation consulting services such as Towers Perrin and Hewitt Associates, the Company's compensation survey service for the financial services industry has no direct competition.

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

Employees

     As of March 31, 1999, the Company employed 534 employees, of whom 391 were full-time and 143 were part-time. Historically, the Company has generally been able to satisfy its hiring needs. No assurance can be given, however, that this will continue to be the case, particularly if the Company experiences substantial future growth. The inability of the Company to hire sufficient, qualified personnel to service its future growth would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has no collective bargaining agreements or any similar union agreements and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

     The Company's corporate headquarters is located in leased offices occupying approximately 11,300 square feet at 780 Third Avenue, New York, New York 10017. The lease for this space will expire in 2010. The Company also leases office space at the following locations: Campbell, California; St. Louis, Missouri; Washington, D.C.; Boston, Massachusetts; and two offices in Melville, New York. The terms of these leases expire between 1999 and 2005. Through its acquisition of McLagan in November, 1997, the Company acquired leases in Stamford, Connecticut and Chicago, Illinois for 11,000 and 6,100 square feet, respectively. These leases expire in 2001 and 2000, respectively. The Company also acquired leased office space in London, Tokyo and Hong Kong through its acquisition of McLagan.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol ASIS. The high and low sales prices of the Common Stock each calendar quarter, as reported by the Nasdaq National Market, were as follows:


     Fiscal 2000:.............................       High        Low
                                                     ----        ---
       First quarter (through June 21, 1999)..       10           7

     Fiscal 1999:
       First quarter .........................       11 9/16      7 3/4
       Second quarter.........................        8 3/4       5 3/4
       Third quarter..........................        9           5 1/2
       Fourth quarter.........................       11           7 3/8

     As of June 21, 1999, there were 53 holders of record of the Company's Common Stock. There were 6,538,813 shares of Common Stock outstanding on June 21, 1999.

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below with respect to the Company's consolidated statements of income for the five fiscal years ended March 31, 1995, 1996, 1997, 1998 and 1999 and consolidated balance sheets as of March 31, 1995, 1996, 1997, 1998 and 1999 are derived from audited financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.

                                                                      Year Ended March 31,
                                                    --------------------------------------------------------
                                                      1995        1996        1997        1998       1999
                                                      ----        ----        ----        ----       ----
                                                      (In thousands, except per share and operating data)
Statement of Operations Data (1):
Revenue...........................................    $8,023     $10,558     $18,819     $34,866    $59,653
Cost of services..................................     4,179       5,207       8,706      17,664     29,755
                                                      ------     -------     -------     -------    -------
Gross Profit......................................     3,844       5,351      10,113      17,202     29,898
Operating expenses:
 General and administrative.......................     1,948       2,225       3,224       7,871     14,263
 Sales and marketing..............................       744       1,100       1,890       3,273      5,408
 Research and development.........................       375         614       1,272       1,747      1,938
                                                      ------     -------     -------     -------    -------
Income from operations............................       777       1,412       3,727       4,311      8,289
Other income......................................       276          --          --          --         --
Interest (expense) income, net....................       (14)          2           2        (593)    (1,710)
                                                      ------     -------     -------     -------    -------
Income before provision for income taxes..........     1,039        1414       3,729       3,718      6,579
Provision for income taxes........................      (468)       (682)     (1,917)     (1,599)    (2,768)
                                                      ------     -------     -------     -------    -------
Net income........................................    $  571     $   732     $ 1,812     $ 2,119    $ 3,811
                                                      ======     =======     =======     =======    =======

Basic earnings per share..........................    $ 0.12     $  0.16     $  0.39     $  0.33    $  0.59
Diluted earnings per share........................    $ 0.12     $  0.16     $  0.39     $  0.33    $  0.58
Weighted average common shares outstanding  (2):
 Basic............................................     4,625       4,625       4,625       6,346      6,487
 Dilutive effect of stock options and warrants....        42          42          42         175        128
                                                      ------     -------     -------     -------    -------
 Diluted shares...................................     4,667       4,667       4,667       6,521      6,615
                                                      ======     =======     =======     =======    =======

Operating Data:
Number of employees...............................       123         145         282         471        534

                                                                          As of March 31,
                                                      -----------------------------------------------------
                                                        1995        1996        1997        1998       1999
                                                        ----        ----        ----        ----       ----
Balance Sheet Data (1):
Cash and cash equivalents.........................    $  228     $    70     $    60     $   964    $ 7,595
Working capital...................................       389         530         152       3,160      4,196
Total assets......................................     2,470       4,243       8,595      44,561     50,540
Long-term debt, less current portion..............        --          --         307      17,002     12,892
Total stockholders' equity........................       850       2,396       3,243      15,696     19,686

_____________
(1) The financial statements for all periods prior to March 31, 1996 have been presented on a consolidated basis at the historical cost basis of the entities involved in the Reorganization in a manner similar to a pooling of interests. As of March 31, 1996, the date of the Reorganization, the interests of the shareholders of such entities other than one controlling shareholder have been accounted for as a purchase of minority interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" under Item 7 of Part II hereof and Note 1 to the Notes to Consolidated Financial Statements under Item 8 of Part II hereof.
(2) See Note 2 to the Notes to Consolidated Financial Statements under Item 8 of
    Part II hereof for a description of weighted average number of common shares outstanding.

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

Overview

    ASI Solutions Incorporated (the "Company") is a leading national provider of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality, more effective workforce. The Company's services are organized into three core areas: performance improvement services, employment process outsourcing and compensation services and market share studies. The Company, which has been providing human resources services for over 19 years, believes that it is well positioned to be a single-source solution for organizations which outsource all or a portion of these human resources functions.

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

    In fiscal 1994, the Company introduced and began generating revenue from a broader array of employment process outsourcing services and performance improvement services, which have favorably impacted the Company's results of operations since that time. In October 1996, the Company introduced its performance measuring services. In November 1997, the Company acquired McLagan, a provider of a comprehensive array of compensation services and market share studies primarily to the financial services and securities industries. From fiscal 1995 to fiscal 1999, the Company's revenue has increased at a compounded annual growth rate of approximately 65%, from $8.0 million in fiscal 1995 to $59.7 million in fiscal 1999.

    The Company charges for its services through contractual arrangements which vary depending on the type of service and the nature of the Company's relationship with the client and recognizes revenue upon completion of such services. Within performance improvement services, the Company generally charges a fixed fee for the initial design of a program, and then delivers assessment and training services for a per person fee. For performance measurement, the Company generally charges a fixed monthly fee, determined by the duration of calls monitored, aggregate number of calls, and other relevant variables. For employment process outsourcing contracts, the Company charges a per-unit fee, which varies depending upon whether the client only needs one type of service, such as employee background checks, or an entire recruitment and hiring process. For larger engagements a minimum monthly fee may be charged. Individual services generally are also provided on a per-unit fee basis, while more complete services typically include a base fee component and a per-unit fee. Compensation services and market share studies are provided at a fixed price per survey or per service provided.

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

    Sales and marketing expense consists of salaries, commissions, travel-related costs associated with the solicitation of new business, the cost of designing, producing and distributing advertising and marketing materials, and facilities and office-related expense pertaining to these activities.

    Research and development expense includes payroll and related expenses, facilities costs and necessary travel expenses pertaining to the professional staff which develop new programs used in the conduct of performance improvement services and employment process outsourcing. Such research and development typically is only conducted in connection with services being performed under existing client contracts, and is expensed as incurred.

    The Company's operations are subject to Federal and various state, local and foreign taxes, resulting in an effective tax rate typically of approximately 42%.

    Because of the significant size and financial resources of the Company's existing clients, write-offs for bad debts have historically not been material. As of March 31, 1999, the following five customers represented 42% of the Company's total accounts receivable: Bell Atlantic, BellSouth Corporation, Southwestern Bell Corporation, Hewlett-Packard Company, and Science Applications International Corporation.

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

    Fiscal 1999 Compared with Fiscal 1998

    Revenue. Revenue increased $24.8 million, or 71.1%, from $34.9 million in fiscal 1998 to $59.7 million in fiscal 1999. The acquisition of McLagan Partners, the Company's compensation services and market share studies unit, in November 1997, accounted for $14.8 million, or 60% of the increase. Other service areas grew by $10.0 million, or 34.4%, in fiscal 1999. Performance improvement services' revenue increased by $2.5 million, or 17.1%, from $14.6 million in fiscal 1998 to $17.1 million in fiscal 1999. Increases in training and development and performance measurement resulted from an increase in the client base. Employment process outsourcing revenue increased by $7.4 million, or 51.3%, from $14.4 million in fiscal 1998 to $21.8 million in fiscal 1999. Services provided to a large outsourcing client accounted for a majority of the increase. Compensation services and market share study revenue increased by $14.8 million from $5.9 million in fiscal 1998 to $20.8 million in fiscal 1999.

    Cost of services. Cost of services increased $12.1 million, or 68.4%, from $17.7 million in fiscal 1998 to $29.8 million in fiscal 1999. Expenses associated with McLagan Partners, acquired in November 1997 accounted for $6.7 million, or 55.4% of the increase. Incentive payments, largely due to the McLagan acquisition agreement, were $3.7 million in 1999 compared to $.6 million in 1998. Cost of services for other business areas increased by 34.3% which is consistent with the increase in revenue. Increased personnel and related expenses, and outside services, such as telecommunications and service delivery, needed to meet the higher business volume, accounted for the majority of the increase. As a percentage of revenue, cost of services was 49.9% in fiscal 1999, compared to 50.7% in fiscal 1998.

    General and administrative. General and administrative expense increased by $6.4 million, or 81%, from $7.9 million in fiscal 1998 to $14.3 million in fiscal 1999. Expenses associated with McLagan Partners, acquired in November 1997, accounted for $5.9 million, or 91.6% of the increase. Incentive payments, largely due to the McLagan acquisition agreement, amounted to $3.3 million. General and administrative expense for other service areas increased by only 9.1% as higher business volume provided better absorption of fixed expenses. As a percentage of revenue, general and administrative expense was 23.9% in fiscal 1999 compared to 22.6% in fiscal 1998.

    Sales and marketing. Sales and marketing expense increased by $2.1 million, or 65.2%, from $3.3 million in fiscal 1998 to $5.4 million in fiscal 1999. Expenses associated with McLagan Partners, acquired in November 1997, accounted for $.6 million, or 28.6%, of the increase. Other service areas sales and marketing expense increased by $1.5 million, or 49.2%. Approximately half of this increase was due to increased sales personnel dedicated to new business developments. As a percentage of revenue, sales and marketing expense was 9.1% in fiscal 1999 compared to 9.4% in fiscal 1998.

    Research and development. Research and development expense increased by $.1 million, or 6%, from $1.8 million in fiscal 1998 to $1.9 million in fiscal 1999. Increased personnel accounted for the majority of the increase. As a percentage of revenue, research and development expense was 3.2% in fiscal 1999 compared to 5% in fiscal 1998. The decrease is largely due to the fact that the compensation services area has no research and development.

    Interest (expense) income, net. Net interest expense increased by $1.1 million from $.6 million in fiscal 1998 to $1.7 million in fiscal 1999 due to interest incurred on the debt to acquire McLagan Partners in November 1997 and interest in short term bank borrowings, used principally to provide working capital and to finance fixed asset additions.

    Provision for income taxes. The difference between the effective federal income tax provision calculated using statutory rates and the actual provision recorded is principally due to the effect of state and local taxes. As a percentage of pre-tax income, the provision for income taxes was 42.1% in fiscal 1999 compared to 43% in fiscal 1998.

    The percentages listed are based on actual amounts rather than the rounded amounts shown above.

    Fiscal 1998 Compared with Fiscal 1997

    Revenue. Revenue increased $16.1 million or 85.3% from $18.8 million for fiscal 1997 to $34.9 million for fiscal 1998. The acquisition of Mclagan Partners, the Company's compensation and market studies unit, in November 1997, accounted for $5.9 million, or 36.6%, of the increase. Other service areas' revenue increased by $10.1 million or 53.7%. Performance improvement services' revenue increased by $4.2 million, or 40.3%, from $10.4 million in fiscal 1997 to $14.6 million in fiscal 1998. Within this category, growth of 56.8% in assessment services and 93% in performance measurement services more than offset a reduction of 16.1% in training. Both assessment and performance measurement had increases in volume with existing accounts as well as the addition of several new clients. Training's decrease was due to a very large engagement totaling $1.3 million performed in fiscal 1997, partially offset by increases in business with other existing clients, the addition of several new clients and the addition of revenue from the Company's acquisition of Effective Learning Systems in August 1997. Employment Process Outsourcing revenue increased by $6 million or 71.2% from $8.4 million in fiscal 1997 to $14.4 million in fiscal 1998.

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

    Cash flow provided by operating activities in fiscal 1999 was $8,139,000, on net income of $3,810,000, due to income generated from operations and increases in accounts payable and accrued expenses. Cash flow used in investing activities of $1,452,000 in fiscal 1999 was primarily for fixed asset additions. Cash flow used in financing activities was $56,000 in fiscal 1999 and was attributable to the repayment of outstanding debt.

    In November 1997, the Company entered into a new bank credit agreement (the "Credit Facility") which provides a $15 million term loan and a $5 million revolving credit facility. The revolving credit facility was subsequently increased to $10.0 million in December 1998. This agreement expires November 13, 2002. At March 31, 1999, borrowings under the term loan were $13,000,000 and borrowings under the revolving credit facility were $4,700,000. The Company also had borrowings at March 31, 1999 under an equipment lease facility of $668,558. The Credit Facility contains various financial and other covenants and conditions, including, but not limited to, limitations on capital expenditures and paying dividends, making acquisitions and incurring additional indebtedness. The Company received a waiver for non-compliance of certain loan covenants as of March 31, 1999.

    Management believes its working capital, line of credit and cash flows from operations will be sufficient to meet expected future working capital requirements.

Inflation

    Inflation has had a minimal effect on the results of the Company.

Impact of Recently Issued Accounting Pronouncements


    In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is
displayed with the same prominence as other financial statements.   Such
information is included in the Statement of Stockholders' Equity.

    During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues.

Year 2000 Compliance

    The Company has conducted a review of its information systems to identify those areas which could be affected by the "Year 2000" issue. Key financial, informational and operational systems have been inventoried and assessed, and detailed plans were developed and implemented for the required systems modifications or replacements. Due to significant expansion experienced by the Company during the last three years, the Company has created new software or modified existing software to continue providing superior customer service. Through that process, the majority of systems used by the Company have become Year 2000 compliant. Also, as part of the expansion, the Company has upgraded the information systems' infrastructure, via the procurement of new hardware and software that are certified by their manufacturers as year 2000 compliant. Remaining hardware and software that are not compliant is minimal and will be phased out by July 31, 1999.

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


ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk


    The Company is exposed to market risk, i.e. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates.


Interest Rate Exposure

    The Company has entered into an interest rate swap at a fixed rate of 9 % per annum on borrowings under its credit facility of up to $5,000,000. A one percent change in interest rates on variable rate debt would increase interest expense by approximately $134,000 based upon the variable rate debt outstanding at March 31, 1999.

Foreign Exchange Exposure

    Portions of the Company's operations are conducted in Hong Kong, Japan and the United Kingdom. Exchange rate fluctuations between the US dollar/Hong Kong dollar, US dollar/Japanese Yen and the US dollar/pound sterling result in fluctuations in the amounts relating to the Hong Kong, Japan and United Kingdom operations reported in the Company's consolidated financial statements.


    The Company has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----
Report of Independent Accountants....................................................     14

Consolidated Balance Sheets as of March 31, 1999 and 1998............................     15

Consolidated Statements of Income for the years ended March 31, 1999, 1998 and 1997..     16

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999,
 1998 and 1997.......................................................................     17

Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998
 and 1997............................................................................    18-19

Notes to Consolidated Financial Statements...........................................    20-33

                       Report of Independent Accountants


To the Board of Directors and Stockholders of ASI Solutions Incorporated:

  In our opinion, the consolidated financial statements listed in the Index appearing under Item 8 on page 13 present fairly, in all material respects, the consolidated financial position of ASI Solutions Incorporated as of March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PricewaterhouseCoopers LLP

New York, New York
May 20, 1999

ASI Solutions Incorporated
Consolidated Balance Sheets
March 31, 1999 and 1998

                                                                                   1999                                 1998
                                                                              ----------------                   ---------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                                        $ 7,595,366                       $   964,106
  Restricted cash                                                                                                      1,891,821
  Accounts receivable, net                                                          12,874,967                        10,706,699
  Prepaid expenses and other current assets                                            576,424                           678,531
  Deferred income taxes                                                                299,478                           106,158
                                                                              ----------------                   ---------------
     Total current assets                                                           21,346,235                        14,347,315

Property and equipment, net                                                          5,218,408                         5,318,524
Intangible assets, net                                                              23,258,472                        24,132,292
Deferred financing costs                                                               391,386                           460,075
Other assets                                                                           325,518                           302,706
                                                                              ----------------                   ---------------
      Total assets                                                                 $50,540,019                       $44,560,912
                                                                              ================                   ===============

LIABILITIES  AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion, notes payable to bank                                           $ 7,143,658                       $ 4,951,602
  Current portion, subordinated notes payable                                        1,666,666                         1,666,666
  Other debt                                                                            66,501                           267,667
  Accounts payable and accrued expenses                                              7,946,658                         4,129,877
  Accrued income taxes                                                                 326,964                           171,864
                                                                              ----------------                   ---------------
     Total current liabilities                                                      17,150,447                        11,187,676

Deferred income taxes                                                                  543,593                           423,140
Notes payable to bank, less current portion                                         11,224,900                        13,668,558
Subordinated notes payable, less current portion                                     1,666,667                         3,333,334
Other liabilities                                                                      268,373                           252,663
                                                                              ----------------                   ---------------
     Total liabilities                                                              30,853,980                        28,865,371

Commitments

Stockholders' Equity:
  Preferred stock, $.01 par value, authorized 2,000,000
   shares; no shares issued
  Common stock, $.01 par value, authorized 18,000,000
   shares; issued and outstanding 6,497,631 in 1999 and
   6,466,701 in 1998                                                                    65,432                            65,123
  Additional paid in capital                                                        11,038,250                        10,841,728
  Accumulated other comprehensive income                                                (7,839)                            9,382
  Retained earnings                                                                  8,982,927                         5,172,039
Less: Treasury stock, 45,534 shares at cost                                           (392,731)                         (392,731)
                                                                              ----------------                   ---------------
     Total stockholders' equity                                                     19,686,039                        15,695,541
                                                                              ----------------                   ---------------
     Total liabilities & stockholders' equity                                      $50,540,019                       $44,560,912
                                                                              ================                   ===============

The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated
Consolidated Statements of Income
For each of the three years in the period ended March 31, 1999

                                                                   1999                   1998                  1997
                                                               ------------           ------------           ------------

Revenue                                                        $ 59,653,278           $ 34,865,557           $ 18,818,839
Cost of services                                                 29,755,156             17,663,690              8,705,528
                                                               ------------           ------------           ------------
    Gross profit                                                 29,898,122             17,201,867             10,113,311

Operating expenses:
    General and administrative                                   14,263,341              7,871,423              3,224,083
    Sales and marketing                                           5,407,659              3,272,518              1,889,910
    Research and development                                      1,938,061              1,746,507              1,272,043
                                                               ------------           ------------           ------------

Income from operations                                            8,289,061              4,311,419              3,727,275

Interest expense (income), net                                    1,709,734                592,841                 (1,343)
                                                               ------------           ------------           ------------

Income before provision for income taxes                          6,579,327              3,718,578              3,728,618

Provision for income taxes                                        2,768,439              1,598,989              1,916,926
                                                               ------------           ------------           ------------

           Net income                                          $  3,810,888           $  2,119,589           $  1,811,692
                                                               ============           ============           ============

Basic earnings per share                                       $       0.59           $       0.33           $       0.39
                                                               ============           ============           ============
Diluted earnings per share                                     $       0.58           $       0.33           $       0.39
                                                               ============           ============           ============

Weighted average common shares outstanding:
            Basic shares                                          6,487,253              6,346,053              4,625,158
            Diluted effect of stock options and
            warrants                                                128,018                175,345                 42,246
                                                               ------------           ------------           ------------
            Diluted shares                                        6,615,271              6,521,398              4,667,404
                                                               ============           ============           ============

  The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated
Consolidated Statements of Stockholders' Equity
For each of the three years in the period ended March 31, 1999

                              ASI Solutions                          Accumulated
                              Incorporated          Additional          Other                   Deferred
                              Common Stock           Paid-In       Comprehensive   Retained     Offering    Treasury
                           Shares        Amount      Capital          Income       Earnings      Costs       Stock         Total
                           ------        ------      -------          ------       --------      -----       -----         -----
April 1, 1996              4,625,158     $46,252   $1,109,218                      $1,240,758                          $ 2,396,228

Net Income                                                                          1,811,692                            1,811,692

Deferred offering costs                                                                         $(965,034)                (965,034)
                           ---------     -------   ----------                      ----------   ---------              -----------
March 31, 1997             4,625,158      46,252    1,109,218                       3,052,450    (965,034)               3,242,886

Issuance of common
stock in initial public
offering and payment of
offering costs             1,800,000      18,000    9,016,283                                     965,034                9,999,317

Transfer of common stock
back to the company          (45,534)                                                                       $(392,731)    (392,731)

Issuance of common stock
for Employee Stock
Purchase Plan                 17,077         171       86,927                                                               87,098

Issuance of common stock
for acquisition
of McLagan Partners, Inc.     50,000         500      449,500                                                              450,000

Issuance of common stock
related to bank
financing                     20,00          200      179,800                                                              180,000

Translation adjustment                                             $  9,382                                                  9,382

Net income                                                                          2,119,589                            2,119,589
                           ---------     -------   ----------      --------        ----------   ---------   ---------  -----------
March 31, 1998             6,466,701      65,123   10,841,728         9,382         5,172,039           -    (392,731)  15,695,541

Issuance of common
stock for Employee
Stock Purchase Plan           30,930         309      196,522                                                              196,831

Translation adjustment                                              (17,221)                                               (17,221)

Net income                                                                          3,810,888                            3,810,888
                           ---------     -------  -----------      --------        ----------   ---------   ---------  -----------

March 31, 1999             6,497,631     $65,432  $11,038,250      $ (7,839)       $8,982,927           -   $(392,731) $19,686,039
                           =========     =======  ===========      ========        ==========   =========   =========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated
Consolidated Statements of Cash Flows
For each of the three years in the period ended March 31, 1999

                                                                          1999            1998             1997
                                                                          ----            ----             ----
Cash flow from operating activities:
Net income:                                                           $ 3,810,888      $ 2,119,589      $1,811,692
Adjustments to reconcile net income to
 net cash:
  Depreciation and amortization                                         2,418,164        1,378,232         434,614
  Provision for doubtful accounts                                          75,503          108,153          (9,200)
  Other                                                                    90,703          112,929         (14,298)
  Deferred income taxes                                                   (72,867)         244,589         113,060
  Changes in assets and liabilities,
     net of the effect of business acquisitions:
      Accounts receivable                                              (2,231,542)      (6,622,371)     (2,146,639)
      Prepaid expenses and other current assets                            22,084         (334,960)       (301,254)
      Other assets                                                         (2,597)         (31,890)       (173,222)
      Notes receivable from stockholders                                                                   (25,461)
      Accounts payable and accrued expenses                             3,397,558        1,253,616       1,034,758
      Income taxes                                                        630,713         (876,260)        262,097
                                                                      -----------      -----------      ----------
Net cash provided by (used in) operating activities                     8,138,607       (2,648,373)        986,147
                                                                      -----------      -----------      ----------
Cash flow from investing activities:
Acquisition of property and equipment                                  (1,411,205)      (3,556,780)     (2,052,638)
Acquisition of  businesses                                                             (16,943,188)
Other                                                                     (40,333)        (103,649)
                                                                      -----------      -----------      ----------

Net cash (used in) investing activities                                (1,451,538)     (20,603,617)     (2,052,638)
                                                                      -----------      -----------      ----------

Cash flow from financing activities:
Proceeds from borrowings                                                                21,102,238       2,117,132
Repayment of debt                                                      (2,119,435)      (4,834,080)
Payment of financing costs                                                (25,000)        (312,048)
Payment of offering costs                                                                                 (965,034)
Purchase of minority stockholder interest                                                                  (95,000)
Restricted cash                                                         1,891,821       (1,891,821)
Proceeds from issuance of common stock, net                               196,831       10,086,415
                                                                      -----------      -----------      ----------

Net cash (used in) provided by financing activities                       (55,783)      24,150,704       1,057,098
                                                                      -----------      -----------      ----------
Effect of exchange rate changes on cash and
    cash equivalents                                                          (26)           5,202
                                                                      -----------      -----------      ----------

Net increase (decrease) in cash and cash equivalents                    6,631,260          903,916          (9,393)

Cash and cash equivalents at beginning of period                          964,106           60,190          69,583
                                                                      -----------      -----------      ----------

Cash and cash equivalents at end of period                            $ 7,595,366      $   964,106      $   60,190
                                                                      ===========      ===========      ==========

Supplemental cash flow information:
 Cash paid for:
   Interest                                                           $ 1,588,680      $   658,049      $   40,027
   Income taxes                                                       $ 2,328,978      $ 2,240,600      $1,531,705

The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated
Consolidated Statements of Cash Flows (continued)
For each of the three years in the period ended March 31, 1999


Supplemental disclosures of non-cash investing and
   financing activities:
                                                         1998
                                                         ----
Transfer of common stock back to the Company
   in full satisfaction of shareholder debt            $  392,731

Common stock issued in connection with acquisitions       450,000

Common stock issued in connection with debt
   financing                                              180,000

Issuance of subordinated debt in connection with
   acquisitions                                         5,000,000

Issuance of notes in connection with acquisitions         401,500


Details of acquisitions (Note 3):
  Fair value of assets acquired (including goodwill)  $23,794,688
  Liabilities assumed                                  (1,000,000)
  Notes issued                                         (5,401,500)
  Stock issued                                           (450,000)
                                                      -----------
  Cash utilized for acquisitions                      $16,943,188
                                                      ===========

The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated and Subsidiaries
Notes to Consolidated Financial Statements


1.   Organization and Basis of Presentation:
     --------------------------------------

On March 26, 1996, ASI Solutions Incorporated (the "Company") was incorporated in the State of Delaware. Effective March 31, 1996, the Company issued 4,625,158 shares of Common Stock in exchange for substantially all of the issued and outstanding shares of common stock of Proudfoot Reports Incorporated ("PRI") and 95% of the common stock of Assessment Solutions Incorporated ("Assessment Solutions"). During fiscal 1997, the remaining 5% of the outstanding common stock of Assessment Solutions was redeemed. The initial stockholders of the Company were also the principal stockholders of PRI and Assessment Solutions, the two previously separate but commonly controlled companies. After the reorganization, Assessment Solutions and PRI are wholly owned subsidiaries of the Company. C/3/ Solutions Incorporated ("C/3/") was formed on September 16, 1996 as a wholly owned subsidiary of the Company. On August 29, 1997, the Company's newly created subsidiary, T/3/ Solutions Incorporated ("T/3/"), acquired the assets of Effective Learning Systems. On November 13, 1997, the Company's newly created subsidiary McLagan Partners Inc. ("McLagan Partners") acquired substantially all of the assets and business operations of McLagan Partners Incorporated and subsidiaries. The Company, Assessment Solutions, PRI, C/3/, T/3/ and McLagan Partners are hereinafter referred to collectively as the "Company."

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

The Company

    ASI Solutions Incorporated (the "Company") is a leading national provider of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality, more effective workforce. The Company's services are organized into three core areas: performance improvement services, employment process outsourcing and compensation services and market share studies. The Company believes these services position the Company as a single-source solution for many organizations that outsource all or a portion of their human resources functions. The Company markets its services principally to Fortune 500 companies for which customer service, sales and call center functions are critical components of their businesses. Industries served by the Company include telecommunications, financial services, information technology, consumer products and healthcare.

2.   Significant Accounting Policies:
     -------------------------------

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less from the date of purchase to be a cash equivalent.

Restricted Cash

At March 31, 1998, $1,891,821 was held in a certificate of deposit for use as the first scheduled payment of principal and interest, due April 30, 1998, in accordance with the terms of the subordinated note entered into in the McLagan Partners Incorporated acquisition. The certificate of deposit matured and the scheduled note payment was made during Fiscal 1999.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of accounts receivable and cash deposits. Cash deposits generally do not exceed insurable limits. Accounts receivable are concentrated among a limited number of major companies. To reduce credit risk, the Company performs credit evaluations of its customers but does not generally require collateral. For the year ended March 31, 1999, one customer represented 28% of revenue. For the years ended March 31, 1998 and 1997 one customer represented 30% of revenue. For the years ended March 31, 1999, 1998 and 1997 revenues from the Company's top five customers represented approximately 46%, 55%, and 54% of total revenues, respectively. Accounts receivable from five customers represented approximately 42 % and 59% of total accounts receivable at March 31, 1999 and 1998, respectively.

Allowances for doubtful accounts were approximately $186,000, $122,000 and $14,000 as of March 31, 1999, 1998 and 1997, respectively. Accounts receivable write-offs amounted to $20,934 for fiscal year ended March 31, 1999. There were no accounts receivable write-offs for fiscal years ended March 31, 1998 or 1997.

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

Intangible Assets

Intangible assets principally include customer lists, covenants not to compete and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill). The intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 40 years. Amortization expense relating to intangible assets was $913,325, $400,929 and $84,005 for the years ended March 31, 1999, 1998 and 1997, respectively. Accumulated amortization relating to intangible assets was $1,393,990 and $625,324 as of March 31, 1999 and 1998, respectively.

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

Long-lived Assets

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. To date, no impairment losses have been recognized.

Deferred Financing Costs

Deferred financing costs represent fees incurred in connection with the Company's Credit Agreement with several banks, and are being amortized, using the straight-line method, over 65 months, the length of the related term loan. Amortization expense was $93,689 and $34,222 for the years ended March 31, 1999 and 1998, respectively.

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

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. (See Note 9.)

Fair Value of Financial Instruments

Cash and cash equivalents and fixed rate debt obligations are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management is not aware of any factors that would significantly affect the value of these amounts.

Earnings Per Share

In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated, to conform to the SFAS 128 requirements.

Impact of Recently Issued Accounting Pronouncements

In fiscal 1999 the Company adopted, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Such information is included in the Statement of Stockholders' Equity.

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. (See Note 14.)

3.   Acquisitions:
     ------------

On November 13, 1997, the Company acquired substantially all of the assets (primarily fixed assets of $483,978) and businesses of McLagan Partners Incorporated and its related entities (collectively, "McLagan"). The consideration paid by the Company for the assets of McLagan included (i) $15.5 million paid in cash; (ii) $5 million in subordinated notes bearing interest at 8 percent per annum and payable in three equal principal installments on each of April 30, 1998. April 30, 1999 and April 30, 2000; and (iii) 50,000 shares of the common stock, par value $.01 per share, of the Company. The company incurred $828,188 of costs associated with the acquisition. The Company also discharged approximately $1 million of McLagan's outstanding liabilities and agreed to make deferred payments in an aggregate amount of $1 million, on April 30, 2000, to certain employees of McLagan, provided that such employees continue to be employed by the McLagan subsidiaries as of such date.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon the fair values at the date of the acquisition. As a result, $22,294,210 of the purchase price has been allocated to goodwill, customer lists and other intangibles which are being amortized on a straight line basis over periods from 5 to 40 years. The Company has an incentive compensation program with former officers of McLagan which provides for payments to such officers when certain milestone earnings are attained. (See Note 13.)

On August 29, 1997, the Company acquired the assets of Effective Learning Systems, a New Jersey based training organization, for approximately $1,000,000. While the effect of this acquisition on the financial statements of the Company was not significant, the Company did enter into promissory notes, which were fully paid as of March 31, 1999.


4.   Property and Equipment:
     ----------------------

Property and equipment are comprised of the following:


                                                     1999            1998

Furniture and equipment                           $ 7,901,792     $ 6,551,022
Capitalized software                                  652,848         652,848
Leasehold improvements                                357,422         304,593
                                                  -----------     -----------
                                                    8,912,062       7,508,463
Less, accumulated depreciation and amortization     3,693,654       2,189,939
                                                  -----------     -----------
                                                  $ 5,218,408     $ 5,318,524
                                                  ===========     ===========

     Depreciation and amortization expense relating to furniture and equipment and leasehold improvements was approximately $1,374,000, $858,000 and $320,000 for the years ended March 31, 1999, 1998 and 1997, respectively. Amortization expense relating to capitalized software was approximately $131,000, $83,000 and $17,000 for the fiscal years ended March 31, 1999, 1998, and 1997, respectively.

5.   Debt:
     ----

Notes Payable to Bank
---------------------

On November 13, 1997, the Company entered into a Credit Agreement with several banks. The Credit Agreement consists of a $15 million term loan, the proceeds of which were used in the financing of the acquisition of McLagan, and a $10 million revolving credit facility. Substantially all of the Company's assets are held as collateral for this debt.

The term loan bears interest at the prime rate (7.75% at March 31, 1999) plus
0.25 percent or the eurodollar rate (1.0808 at March 31, 1999) plus 3.25 percent. The payment schedule under the term loan calls for quarterly installment payments beginning on March 31, 1998. Borrowings under the revolving credit facility bear interest at the prime rate or an optional eurodollar based rate. As of March 31, 1999 and 1998, borrowings under the term loan were $13,000,000 and $14,625,000, respectively and borrowings under the revolving credit facility were $4,700,000 and $3,150,000, respectively.

The Credit Agreement expires on November 13, 2002 at which time any outstanding principal and interest is payable. The Credit Agreement contains various financial and other covenants and conditions, including but not limited to limitations on capital expenditures and dividend payments, making acquisitions and incurring additional indebtedness. The Company received a waiver for non-compliance of certain loan covenants as of March 31, 1999.

The Company also has two equipment notes payable to a bank in the amount of $668,558 and $845,160 at March 31, 1999 and 1998, respectively. Such notes are payable monthly and bear interest at 8.97% and 9.65%.

Subordinated Notes Payable:
--------------------------

In connection with the acquisition of McLagan (See Note 3), the Company issued $5 million of subordinated notes bearing interest at 8% per annum and payable in three equal principal installments on each of April 30, 1998, 1999 and 2000. Such notes are subordinated to the Company's Credit Facility and equipment borrowings. The amount outstanding under such notes as of March 31, 1999 was $3,333,333.

Amounts due on the Company's debt financings discussed above are as follows:

               2000           $    8,876,825
               2001                5,129,030
               2002                4,315,694
               2003                3,446,843
                              --------------
                              $   21,768,392
                              ==============

6.   Accounts Payable and Accrued Expenses:
     -------------------------------------

Accounts payable and accrued expenses are comprised of the following:

                                               1999           1998
                                               ----           ----


Accounts payable                          $ 1,205,870    $ 1,957,020
Bonuses                                     4,938,826        741,136
Payroll, payroll taxes and benefits           679,595        209,232
Interest                                      259,769        164,244
Professional fees                             184,123        114,813
Other                                         678,475        943,432
                                          -----------    -----------
                                          $ 7,946,658    $ 4,129,877
                                          ===========    ===========

7.   Lease Commitments:
     -----------------

The Company leases facilities under various operating leases that expire on various dates through 2010. The leases include escalations for operating expenses and real estate taxes. Rent expense charged to operations was $2,139,000, $1,585,000 and $879,000 for the years ended March 31, 1999, 1998 and
1997, respectively.

As of March 31 1999, future minimum annual rental payments under non-cancelable operating leases are as follows:


                              Fiscal Year
                              -----------
                              2000                     $ 1,650,179
                              2001                       1,595,166
                              2002                       1,370,955
                              2003                       1,423,831
                              2004                       1,322,288
                              Thereafter                 3,893,199


8.   Related Party Transactions:
     --------------------------

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

A director of the Company is also a partner of the law firm that is the Company's general counsel. Expenses incurred by the Company for legal services provided by this law firm were approximately $241,000, $691,000 and $400,000 for the years ended March 31, 1999, 1998 and 1997, respectively. In addition options to purchase 5,000 shares of common stock were issued to this director at a price of $6.50 on January 15, 1997 and options to purchase 5,000 shares of common stock were issued to this director at a price of $6.50 on November 4, 1998.

9.   Income Taxes:
     ------------

The provision for income taxes consists of:

                                  1999         1998        1997
                                  ----         ----        ----
Current:
  Federal                     $1,436,018   $  798,961  $1,295,771
  State and local                769,094      332,986     508,095
  Foreign                        636,194      222,453
  Deferred                       (72,867)     244,589     113,060
                              ----------   ----------  ----------
                              $2,768,439   $1,598,989  $1,916,926
                              ==========   ==========  ==========

The tax provision for the year ended March 31, 1997 also included a $236,000 charge pertaining to an examination by the Internal Revenue Service.

The difference between the statutory Federal income tax rate and the effective income tax rate is reconciled as follows:

                                                          1999         1998        1997
                                                          ----         ----        ----
Statutory Federal income tax rate provision            $2,236,971   $1,264,317  $1,267,730
State and local taxes, net of Federal benefit             507,593      194,853     335,342
Non-deductible expenses                                    72,306       64,703      52,000
Prior Year income taxes                                                            236,000
Other                                                     (48,431)      75,116      25,854
                                                       ----------   ----------  ----------
                                                       $2,768,439   $1,598,989  $1,916,926
                                                       ==========   ==========  ==========

The components of deferred tax assets and liabilities as of March 31, 1999 and 1998, are as follows:

                                           1999        1998
                                           ----        ----
Current:
  Bad debt reserve                      $  75,918   $  52,158
  Accrued bonus                           223,560      54,000
                                        ----------  ----------
    Net current asset                   $ 299,478   $ 106,158
                                        ----------  ----------

Non-current:
  Foreign Tax Credit                    $  82,634
  Straight-lining rent payments           109,222   $ 106,853
  Fixed and intangible assets            (735,449)   (529,993)
                                        ----------  ----------
    Net non-current liability            (543,593)   (423,140)
                                        ----------  ----------
Net deferred tax liability              $(244,115)  $(316,982)
                                        ==========  ==========

10.  Retirement Plans:
     ----------------

The Company has a 401(k) profit sharing plan, covering substantially all employees. Employees can contribute to a maximum of 15% of their earnings up to IRS limitations. Contributions can be made by the Company on a discretionary basis and vest over a five-year period. Contributions made by the Company to the plan for the years ended March 31, 1999 and 1998 were approximately $317,000 and $75,000, respectively. Contributions made by the Company to the plan for the year ended March 31, 1997 were not significant.

McLagan Partners, Inc. employees are covered under a separate plan. Employees are eligible after one year of service. Employees are not required to make contributions to the plan. The Company makes a discretionary contribution based on the total compensation of participants. There were no contributions made by the Company to the plan for the year ended March 31, 1999. Contributions made by the Company to the plan for the year ended March 31, 1998 were approximately $34,000.

11.  Stock Plans:
     -----------

Stock Option and Grant Plan

The Company's Stock Option and Grant Plan (the "Option Plan") was adopted by the Company's Board of Directors as of March 31, 1996 and approved by its stockholders on January 16, 1997. Officers, directors, employees, consultants and key persons of the Company are eligible to participate in the Option Plan. The Option Plan currently provides that options for an aggregate of 1,200,000 shares of Common Stock are available for award (at a price of no less than the fair market value of the underlying stock at grant date) which generally vest ratably over three years and expire ten years from the date of grant.

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

Summary of Options

A summary of stock option transactions for the years ended March 31, 1999, 1998 and 1997 is as follows:

                                                        March 31, 1999              March 31, 1998          March 31, 1997
                                                ---------------------------    ----------------------   ----------------------
                                                                 Weighted                   Weighted
                                                   Weighted
                                                                  Average                    Average                  Average
                                                                  Exercise                   Exercise                 Exercise
                                                    Shares          Price         Shares      Price       Shares        Price
                                                -----------       ---------    -----------   --------   ---------    ----------
Outstanding beginning of year                      790,533          $  7.26       393,533       $5.75      51,692         $0.79
Granted                                            314,000             8.05       406,000        8.71     341,841          6.50
Forfeited/expired                                  (31,430)                        (9,000)       6.50
                                                -----------       ---------    -----------   --------   ---------    ----------
Options outstanding, end of year                 1,073,103          $  7.49       790,533       $7.26     393,533         $5.75
                                                ===========       =========    ===========   ========   =========    ==========

Options exercisable, end of year                   436,177          $  6.49       245,866       $5.30     176,533         $4.83
                                                ===========       =========    ===========   ========   =========    ==========

Options available for grant, end of year           176,897                         59,467                 456,467
                                                ===========                    ===========              =========
Weighted average fair value of options
granted during the year                         $     3.88                      $    2.92               $    2.64
                                                ===========                    ===========              =========

The Company has applied the disclosure-only provision for SFAS 123. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended March 31, 1999, 1998 and 1997.

                                                          1999                1998           1997
                                                       ----------          ----------     ----------
Net income attributable to common
   stockholders as reported                            $3,810,888          $2,119,589     $1,811,692
                                                       ==========          ==========     ==========

Unaudited pro forma net income                         $3,536,324          $1,921,552     $1,632,165
                                                       ==========          ==========     ==========

Basic earnings per share,
   as reported                                         $     0.59          $     0.33     $     0.39
                                                       ==========          ==========     ==========

Diluted earnings per share,
   as reported                                         $     0.58          $     0.33     $     0.39
                                                       ==========          ==========     ==========

Unaudited pro forma basic earnings per share           $     0.55          $     0.30     $     0.35
                                                       ==========          ==========     ==========

Unaudited pro forma diluted earnings per share         $     0.53          $     0.29     $     0.35
                                                       ==========          ==========     ==========

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1999; no dividend yield; expected volatility of 55%; risk-free interest rate (ranging from 4.74%-5.61%); and expected lives ranging from approximately two to five years.The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively; no dividend yield; expected volatility of 40%; risk-free interest rate (ranging from 5.74%-6.37%); and expected lives ranging from approximately three to five years.

The following table summarizes information about stock options outstanding at March 31, 1999:

                                     Weighted
                                     Average      Weighted                    Weighted
 Range of                           Remaining     Average                     Average
 Exercise             Shares       Contractual    Exercise      Shares        Exercise
  Prices            Outstanding       Life         Price      Exercisable      Price
----------          -----------    -----------    --------    -----------     ---------
$0.35 to 1.22          51,692            7          $0.79        51,692        $0.79
 6.50 to 7.75         566,841         8.39           6.71       283,818         6.64
 9.00 to 9.625        454,570         8.80           9.21       100,667         9.01
                    ---------         ----          -----      --------        -----
$0.35 to 9.25       1,073,103         8.50          $7.49       436,177        $6.49
                    ---------         ----          -----      --------        -----

For the years ended March 31, 1999, 1998 and 1997, no options were exercised or expired.


12.  Equity:
     ------

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

13.  Employment Agreements:
     ---------------------

In January 1997, the Company entered into employment agreements with three key executives that expire on the third anniversary of the date upon which the Company notifies the executive of the Company's intention to terminate (except in the case of termination due to cause) their employment. The agreements provide for aggregate salaries of $870,000 per annum plus fringe benefits and an annual bonus to be determined by the Board of Directors. Each employment agreement includes a covenant not to compete with the Company for a period of three years after employment ceases.

In November 1997, the Company entered into employment agreements with four key executives of McLagan Partners, Inc. that expire on March 31, 2000. The agreements provide for aggregate base salaries of $600,000 and aggregate annual incentive payments if certain performance targets are met. All incentive payments amount to (a) for the period January 1, 1998 through March 31, 1999, 100% of McLagan's income between $4.5 and $6.75 million and 60% of the income in excess of $6.75 million, and (b) for fiscal year 2000, 100% of McLagan's income between $3.6 and $5.4 million and 60% of income in excess of $5.4 million. The agreements include covenants not to compete with the Company for periods between two and three years beyond the term of their employment with the Company. In connection with this incentive plan, $4,254,000 for fiscal 1999 was paid to the officers in May 1999, and at the request of the officers, $841,278 was paid to employees in fiscal 1998.


14.  Industry Segment Information:
     ----------------------------

ASI Solutions' reportable segments are performance improvement services, employment process outsourcing and compensation services and market share studies.

Revenues and profits in the performance improvement services segment are generated by designing custom solutions for a client where ASI assesses job candidates, trains existing employees and measures employee performance through monitoring customer contact. Fees charged are generally based on the number of people and calls processed plus a fee for the development of a customized solution.

Revenues and profits in the employee process outsourcing segment are generated by providing the following services: advertising for and recruiting of applicants; establishing automated telephonic voice response systems to screen prospective applicants; arranging for the physical facilities and equipment necessary for the pre-screening process and performing background checks on applicants. For larger engagements, the Company generally charges a fixed minimum monthly fee which may increase based on the total number of people processed. For other assignments, such as background checks, revenue is based on a fixed fee for each candidate processed.

Revenues and profits in the compensation services and market share studies segment are generated by providing survey services to the financial and securities industries. These include compensation as well as market share survey services for retail operations within the financial services industry. Only participating clients may purchase surveys. The Company also provides compensation services where revenue is generated based on a fee per assignment basis.

The accounting polices of the segments are the same as those described in the "Summary of Significant Accounting Policies". ASI Solutions evaluates the performance of its segments and allocates resources to them based on their operating contribution, which represents segment revenues less direct costs of operation, excluding the allocation of corporate expenses. Identifiable assets of the operating segments principally consist of net accounts receivable associated with the segment activities. Accounts receivable from performance improvement services and employment process outsourcing are managed on a combined basis. All other identifiable assets not attributable to industry segments are included in corporate assets. The Company does not track expenditures for long lived assets on a segment basis.

The table below presents information on the revenues and operating contribution for each segment for the two years ended March 31, 1999, and items which reconcile segment operating contribution to the Company's reported pre-tax income.

                                                   Year Ended March 31,
                                                    1999          1998
                                                      (in thousands)
Revenue:
Performance Improvement Services                  $17,104        $14,538
Employment Process Outsourcing                     21,763         14,381
Compensation Services and Market Share Studies     20,786          5,946
                                                  -------        -------
                                                  $59,653        $34,865
                                                  -------        -------
Operating contribution:
Performance Improvement Services                  $ 6,878        $ 6,755
Employment Process Outsourcing                      8,500          5,304
Compensation Services and Market Share Studies      4,370          2,091
                                                  -------        -------
                                                  $19,748        $14,150
                                                  -------        -------
Consolidated expenses (income):
Interest, net                                     $ 1,710        $   593
Depreciation and Amortization                       2,418          1,378
Selling, General and Administrative and
   Research and Development                         9,041          8,460
                                                  -------        -------
                                                   13,169         10,431
                                                  -------        -------
Income before income taxes                        $ 6,579        $ 3,719
                                                  -------        -------

Identifiable Assets:
Performance Improvement and Employment Process
   Outsourcing                                    $13,136        $12,644
Compensation Services and Market Share Studies      5,283          3,684
Corporate                                           8,471          3,641
                                                  -------        -------
                                                  $26,890        $19,969
                                                  -------        -------

The Company began providing compensation and market share studies in November 1997 with the acquisition of McLagan, through its United States and international offices. All other revenues are generated in the United States. International revenues in fiscal 1999 and 1998 were $6,775,828 and $1,893,879, respectively.

In 1997 the Company was organized through the management of its two subsidiaries, ASI and PRI. The revenues and net income for ASI in fiscal 1997 were $13,862,332 and $1,669,063, respectively. The revenues and net income for PRI in fiscal 1997 were $4,956,507 and $142,629, respectively.

15.  Quarterly Results of Operations (Unaudited):
     -------------------------------------------

The following tables set forth unaudited financial data for each of the eight consecutive fiscal quarters ended March 31, 1999.

                                                         Quarter Ended

                                            June 30       Sept. 30       Dec. 31     Mar. 31
                                            -------       --------       -------     -------
1999:

Revenue                                     $12,013      $14,844         $18,058     $14,739
Gross Profit                                  6,149        7,630           8,985       7,134

Income before provision for income taxes      1,504        1,570           1,949       1,556
Net income                                      854          914           1,121         922

Diluted earnings per share                  $  0.13      $  0.14         $  0.17     $  0.14

1998:

Revenue                                     $ 6,700      $ 5,905         $ 9,385     $12,875
Gross Profit                                  3,256        2,586           4,857       6,503

Income before provision for income taxes        740          296           1,153       1,529
Net income                                      418          169             658         875

Diluted earnings per share                  $  0.07      $  0.03         $  0.10     $  0.13

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K


(a)  List of documents filed as part of this report:

 (1) Financial Statements and Supplementary Data
     -------------------------------------------

     See Index to Consolidated Financial Statements under Item 8 in Part II hereof.

 (2) Exhibits
     --------

     See (c) below.

(b)  Reports on Form 8-K.
     -------------------
     None

(c)  Exhibits

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

     10.20 Credit Agreement dated as of November 13, 1997 among the Company, McLagan Partners, Inc., The Chase Manhattan Bank, as Administrative Agent for the Lenders thereunder, and the other Lenders identified therein (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

      21.1     List of Subsidiaries of the Company

     *23.1     Consent of PricewaterhouseCoopers LLP

     *27.1     Financial Data Schedule

_______________
     + Confidential treatment has been granted as to a portion of this document by order of the SEC.

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

                                ASI SOLUTIONS INCORPORATED


                                By: /s/ Michael J. Mele
                                   ---------------------------
                                   Michael J. Mele
                                   Senior Vice President and
                                   Chief Financial Officer

Dated: June 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                            Title                                     Date
     ---------                            -----                                     ----
/s/ Bernard F. Reynolds       Chairman of the Board and Chief                    June 24, 1999
-----------------------                                                          -------------
Bernard F. Reynolds           Executive Officer (Principal Executive
                              Officer)

/s/ Eli Salig                 President and Chief Operating Officer              June 24, 1999
-----------------------                                                          -------------
Eli Salig                     (Principal Executive Officer) and Director

/s/ Seymour Adler             Executive Vice President and Director              June 24, 1999
-----------------------                                                          -------------
Seymour Adler

/s/ Michael J. Mele           Senior Vice President and Chief Financial          June 24, 1999
-----------------------                                                          -------------
Michael J. Mele               Officer (Principal Financial and Accounting
                              Officer)

/s/ David Tory                Director                                           June 24, 1999
-----------------------                                                          -------------
David Tory

/s/ Michael J. Boylan         Director                                           June 24, 1999
-----------------------                                                          -------------
Michael J. Boylan

/s/ Ilan Kaufthal             Director                                           June 24, 1999
-----------------------                                                          -------------
Ilan Kaufthal

/s/ Carl Seldin Koerner       Secretary and Director                             June 24, 1999
-----------------------                                                          -------------
Carl Seldin Koerner

/s/ F. Samuel Smith           Director                                           June 24, 1999
-----------------------                                                          -------------
F. Samuel Smith