Form 10-Q
period 1999-06-30
ASI SOLUTIONS INC
filed 1999-08-09
CIK 1029445

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on August 9, 1999 was 6,539,346.

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ASI Solutions Incorporated
Consolidated Balance Sheets
June 30, 1999 and March 31, 1999

                                                              June 30,              March 31,
                                                               1999                   1999
                                                            (Unaudited)
                                                            -----------            -----------
ASSETS:

Current Assets:
  Cash and cash equivalents                                 $ 1,225,538            $ 7,595,366
  Accounts receivable, net                                   13,811,681             12,874,967
  Prepaid expenses and other current assets                     519,741                576,424
  Deferred income taxes                                         256,184                299,478
                                                            -----------            -----------
     Total current assets                                    15,813,144             21,346,235

Property and equipment, net                                   5,223,615              5,218,408
Intangible assets, net                                       23,029,369             23,258,472
Deferred financing costs                                        381,483                391,386
Other assets                                                    323,379                325,518
Deferred income taxes                                            43,294
                                                            -----------            -----------
     Total assets                                           $44,814,284            $50,540,019
                                                            ===========            ===========

LIABILITIES  AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion, notes payable to bank                    $ 6,573,173            $ 7,143,658
  Current portion, subordinated notes payable                 1,666,667              1,666,666
  Other debt                                                     44,557                 66,501
  Accounts payable and accrued expenses                       3,929,098              7,946,658
  Accrued income taxes                                          478,003                326,964
                                                            -----------            -----------
     Total current liabilities                               12,691,498             17,150,447

Deferred income taxes                                           543,593                543,593
Notes payable to bank, less current portion                  10,423,631             11,224,900
Subordinated notes payable, less current portion                                     1,666,667
Other liabilities                                               287,604                268,373
                                                            -----------            -----------
     Total liabilities                                       23,946,326             30,853,980

Stockholders' Equity:
  Common stock                                                   65,844                 65,432
  Additional paid in capital                                 11,265,369             11,038,250
  Accumulated other comprehensive income                        (61,249)                (7,839)
  Retained earnings                                           9,990,725              8,982,927
      Treasury stock, 45,534 shares, at cost                   (392,731)              (392,731)
                                                            -----------            -----------
     Total stockholders' equity                              20,867,958             19,686,039
                                                            -----------            -----------
     Total liabilities & stockholders' equity               $44,814,284            $50,540,019
                                                            ===========            ===========

The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Income
For the Three Months Ended June 30, 1999 and 1998

                                                                  1999                 1998
                                                              -----------           -----------
Revenue                                                       $15,899,242           $12,012,706
Cost of services                                                8,312,333             5,863,533
                                                              -----------           -----------
    Gross profit                                                7,586,909             6,149,173

Operating expenses:
    General and administrative                                  3,639,977             2,559,252
    Sales and marketing                                         1,321,365             1,133,642
    Research and development                                      501,952               459,532
                                                              -----------           -----------

Income from operations                                          2,123,615             1,996,747

Interest expense (income), net                                    399,075               491,884
                                                              -----------           -----------

Income before provision for income taxes                        1,724,540             1,504,863

Provision for income taxes                                        716,742               650,419
                                                              -----------           -----------

Net income                                                    $ 1,007,798           $   854,444
                                                              -----------           -----------

Basic earnings per share                                      $      0.15           $      0.13
                                                              ===========           ===========
Diluted earnings per share                                    $      0.15           $      0.13
                                                              ===========           ===========

Weighted average common shares outstanding:
          Basic shares                                          6,538,813             6,476,874
          Diluted effect of stock options and warrants            206,526               188,374
                                                              -----------           -----------
          Diluted shares                                        6,745,339             6,665,248
                                                              ===========           ===========

The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended June 30, 1999 and 1998

                                                                           1999                    1998
                                                                        -----------             -----------
Cash flow from operating activities:
 Net income:                                                            $ 1,007,798             $   854,444
 Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                                            631,962                 605,951
   Provision for doubtful accounts                                                                   24,850
   Accrual of straight-line rent                                                                     20,086
   Loss on fixed asset disposal                                                                         509
   Other                                                                     24,903
   Changes in assets and liabilities:
      Accounts receivable                                                  (942,667)              1,072,520
      Prepaid expenses and other current assets                              58,203                (150,785)
      Other assets                                                           (3,774)                 23,699
      Accounts payable and accrued expenses                              (4,093,152)             (1,420,685)
      Income taxes                                                          120,356                 406,491
      Other liabilities                                                      23,918                 170,000
                                                                        -----------             -----------

Net cash (used in) provided by operating activities                      (3,172,453)              1,607,080
                                                                        -----------             -----------

Cash flow from investing activities:
 Fixed asset additions                                                     (416,903)               (258,567)
 Other                                                                                              (41,168)
                                                                        -----------             -----------
Net cash used in investing activities                                      (416,903)               (299,735)
                                                                        -----------             -----------

Cash flow from financing activities:
Repayment of debt                                                        (3,060,364)             (2,691,195)
Restricted cash                                                                                   1,891,821
Payment of financing costs                                                  (15,000)
Proceeds from issuance of common stock, net                                 227,531                  82,147
                                                                        -----------             -----------

Net cash used in financing activities                                    (2,847,833)               (717,227)
                                                                        -----------             -----------

Effect of exchange rate changes on cash and cash equivalents                 67,361                  (4,588)

Net (decrease) increase in cash and cash equivalents                     (6,369,828)                585,530

Cash and cash equivalents at beginning of period                          7,595,366                 964,106
                                                                        -----------             -----------

Cash and cash equivalents at end of period                              $ 1,225,538             $ 1,549,636
                                                                        ===========             ===========

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

The accompanying unaudited interim financial statements of ASI Solutions Incorporated have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The results of the three months ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations for the entire year.

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

3.   Stockholders' Equity:
     ---------------------

A summary of the changes in Stockholders' Equity for the three months ended June 30, 1999 is as follows:

                                                           Additional     Accumulated
                                               Common        Paid-In         Other      Retained       Treasury
                                     Shares     Stock        Capital     Comprehensive   Earnings         Stock        Total
                                                                             Income
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999             6,497,631  $65,432      $11,038,250      $  (7,839)  $8,982,927       $(392,731)  $19,686,039

Issuance of Common Stock for
 Employee Stock Purchase Plan          41,182      412          227,119                                                   227,531


Translation adjustment                                                         (53,410)                                   (53,410)

Net Income                                                                                1,007,798                     1,007,798
                                  -----------------------------------------------------------------------------------------------
Balance, June 30, 1999              6,538,813  $65,844      $11,265,369      $( 61,249)  $9,990,725       $(392,731)  $20,867,958
                                  ===============================================================================================


4.   Acquisitions:
     ------------

On November 13, 1997, the Company acquired substantially all of the assets (primarily fixed assets of $483,978) and businesses of McLagan Partners Incorporated and its related entities (collectively, "McLagan"). The consideration paid by the Company for the assets of McLagan included (i) $15.5 million paid in cash; (ii) $5 million in subordinated notes bearing interest at 8 percent per annum and payable in three equal principal installments on each of April 30, 1998, April 30, 1999 and April 30, 2000; and (iii) 50,000 shares of Common Stock, par value $.01 per share, of the Company. The Company incurred $828,188 of costs associated with the acquisition.

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

5.   Industry Segment Information:
     -----------------------------

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

The table below presents information on the revenues and operating contribution for each segment for the three months ended June 30,1999, and items which reconcile segment operating contribution to the Company's reported pre-tax income.

                                                    Three Months Ended June 30,
                                                            1999       1998
                                                           (in thousands)
Revenue:
Performance Improvement Services                          $ 4,506     $ 3,918
Employment Process Outsourcing                              6,683       5,310
Compensation Services and Market Share Studies              4,710       2,784
                                                          -------     -------
                                                          $15,899     $12,012
                                                          -------     -------
Operating contribution:
Performance Improvement Services                          $ 1,518     $ 1,589
Employment Process Outsourcing                              2,606       2,167
Compensation Services and Market Share Studies                998         854
                                                          -------     -------
                                                          $ 5,122     $ 4,610
                                                          -------     -------
Consolidated expenses (income):
Interest, net                                             $   400     $   492
Depreciation and Amortization                                 632         606
Selling, General and Administrative and
   Research and Development                                 2,365       2,007
                                                          -------     -------
                                                            3,397       3,105
                                                          -------     -------
Income before income taxes                                $ 1,725     $ 1,505
                                                          -------     -------

Identifiable Assets:
Performance Improvement and Employment Process
   Outsourcing                                            $14,141     $11,370
Compensation Services and Market Share Studies              5,217       3,695
Corporate                                                   2,045       2,515
                                                          -------     -------
                                                          $21,403     $17,580
                                                          =======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarterly Comparison of Results of Operations

The Company's revenue in the first quarter of fiscal 2000 increased 32.3% to $15.9 million from $12.0 million in the first quarter of fiscal 1999. Revenue increased in all three business areas. Net income was $1.0 million, or 6.3% of revenue, up 18.0% from $.9 million, or 7.1% of revenue, in the first quarter of fiscal 1999. Higher business volume accounts for the increase in net income.

Performance Improvement Services revenue was $4.5 million, an increase of $0.6 million or 15.0% from the first quarter of fiscal 1999 revenue of $3.9 million. Higher training and development revenue and performance measurement revenue account for the increase.

Employment Process Outsourcing revenue was $6.7 million, an increase of $1.4 million, or 25.9%, from the first quarter of fiscal 1999 revenue of $5.3 million. Volume grew across all areas.

Compensation Services and Market Share Studies revenue was $4.7 million, an increase of $1.9 million or 69.2%, from the first quarter of fiscal 1999 revenue of $2.8 million. Growth in survey participation and increased consulting work also contributed to the increase.

Cost of services in the first quarter of fiscal 2000 increased $2.4 million, or 41.8%, to $8.3 million from $5.9 million in last year's first quarter. Personnel additions and outside service expenditures associated with the higher business volume account for the majority of the increase. As a percentage of revenue, cost of services was 52.3% compared to 48.8% in last year's first quarter due to the higher rate of expenditure.

General and administrative expense increased $1.1 million, or 42.2%, to $3.6 million in the first quarter of fiscal 2000 from $2.5 million in last year's first quarter. The primary reason for the increase is the accrual of compensation incentive related to the increase in revenue within the Compensation Services and Market Share Studies business area. Personnel additions and professional fees for information systems development also contributed to the increase. As a percentage of revenue, general and administrative expense was 22.9% compared to 21.3% in the first quarter of fiscal 1999.

Sales and marketing expense increased $0.2 million, or 16.6%, to $1.3 million in the first quarter of fiscal 2000 from $1.1 million in last year's first quarter. Personnel additions for business development and sales conference expenses account for the increase. As a percentage of revenue, sales and marketing expense was 8.3% compared to 9.4% in the first quarter of last year. The decrease is largely due to the fact that Compensation Services and Market Share Studies, which has a lower amount of sales and marketing, accounts for a larger percentage of revenue in the first quarter of fiscal 2000 compared to fiscal 1999's first quarter.

Research and development expense was $0.5 million, an increase of $0.1 million, or 9.2%, over the first fiscal quarter of fiscal 1999. As a percentage of revenue, research and development expense was 3.2% compared to 3.8% in last year's first quarter.

Net interest expense was $0.4 million, a decrease of $0.1 million from the first quarter of fiscal 1999 due to lower average debt outstanding.

As a percentage of pre-tax income, the provision for income taxes was 41.6% compared to 43.2% in the first quarter of fiscal 1999 due to lower state income tax expense resulting from the mix of business by state.

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

Cash flow used in operating activities in the first quarter of fiscal 2000 was $3,172,000, on net income of $1,008,000, due to increases in accounts receivable and reductions in accounts payable and accrued expenses. Cash flow used in investing activities of $417,000 in fiscal 1999 was for fixed asset additions. Cash flow used in financing activities was $2,847,000 in fiscal 1999 and was primarily attributable to the repayment of outstanding debt.

In November 1997, the Company entered into a new bank credit agreement (the "Credit Facility") which provides a $15 million term loan and a $5 million revolving credit facility. The revolving credit facility was subsequently increased to $10.0 million in December 1998. The term loan agreement expires November 13, 2002, while the revolving credit facility expires November 13, 2000. At June 30, 1999, borrowings under the term loan were $12,500,000 and borrowings under the revolving credit facility were $3,875,000. The Company also had borrowings at June 30, 1999 under an equipment lease facility of $622,000. The Credit Facility contains various financial and other covenants and conditions, including, but not limited to, limitations on capital expenditures and paying dividends, making acquisitions and incurring additional indebtedness.

Management believes its working capital, line of credit and cash flows from operations will be sufficient to meet expected future working capital requirements.

Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk, i.e. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates.

Year 2000 Compliance

The Company has conducted a review of its information systems to identify those areas which could be affected by the "Year 2000" issue. Key financial, informational and operational systems have been inventoried and assessed, and detailed plans were developed and implemented for the required systems modifications or replacements. Due to significant expansion experienced by the Company during the last three years, the Company has created new software or modified existing software to continue providing superior customer service. Through that process, the majority of systems used by the Company have become Year 2000 compliant. Also, as part of the expansion, the Company has upgraded the information systems' infrastructure, via the procurement of new hardware and software that are certified by their manufacturers as year 2000 compliant. Remaining hardware and software that are not compliant is minimal and will be phased out by September 30, 1999.

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



                           ASI SOLUTIONS INCORPORATED


Date: August 10, 1999      By: /s/  MICHAEL J. MELE
                              ---------------------
                              Michael J. Mele
                              Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)