Form 10-Q
period 1999-09-30
ASI SOLUTIONS INC
filed 1999-11-12
CIK 1029445

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       OR
                                       --

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                        Commission file number 0-22-309


                           ASI SOLUTIONS INCORPORATED
             (Exact name of registrant as specified in its charter)



        Delaware                                                  13-3903237
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                         Identification Number)

780 Third Avenue, New York, New York                                10017
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:              (212) 319-8400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    ----

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on November 10, 1999 was $6,595,727.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


ASI Solutions Incorporated
Consolidated Balance Sheets
September 30, 1999 and March 31, 1999

                                                                 September 30,
                                                                      1999                     March 31,
                                                                  (Unaudited)                   1999
                                                            ---------------------       ---------------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                     $         799,896           $       7,595,366
  Accounts receivable, net                                             11,315,246                  12,874,967
  Prepaid expenses and other current assets                               574,939                     576,424
  Income taxes receivable                                                 580,997
  Deferred income taxes                                                   299,478                     299,478
                                                            ---------------------       ---------------------
     Total current assets                                              13,570,556                  21,346,235

Property and equipment, net                                             5,248,505                   5,218,408
Intangible assets, net                                                 22,820,694                  23,258,472
Deferred financing costs                                                  357,234                     391,386
Other assets                                                              355,036                     325,518
                                                            ---------------------       ---------------------
     Total assets                                               $      42,352,025           $      50,540,019
                                                            =====================       =====================

LIABILITIES  AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion, notes payable to bank                        $       2,952,794           $       7,143,658
  Current portion, subordinated notes payable                           1,666,667                   1,666,666
  Other debt                                                               13,485                      66,501
  Accounts payable and accrued expenses                                 6,082,309                   7,946,658
  Accrued income taxes                                                                                326,964
                                                            ---------------------       ---------------------
     Total current liabilities                                         10,715,255                  17,150,447

Deferred income taxes                                                     543,593                     543,593
Notes payable to bank, less current portion                             9,621,166                  11,224,900
Subordinated notes payable, less current portion                                                    1,666,667
Other liabilities                                                         299,974                     268,373
                                                            ---------------------       ---------------------
     Total liabilities                                                 21,179,988                  30,853,980

Stockholders' Equity:
  Common stock                                                             65,844                      65,432
  Additional paid in capital                                           11,265,369                  11,038,250
  Accumulated other comprehensive income                                   67,844                      (7,839)
  Retained earnings                                                    10,165,711                   8,982,927
      Treasury stock, 45,534 shares, at cost                             (392,731)                   (392,731)
                                                            ---------------------       ---------------------
     Total stockholders' equity                                        21,172,037                  19,686,039
                                                            ---------------------       ---------------------
     Total liabilities & stockholders' equity                   $      42,352,025           $      50,540,019
                                                            =====================       =====================


The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Income
For the Three and Six Months Ended September 30, 1999 and 1998

                                                              Three Months Ended                          Six Months Ended
                                                       September 30,      September 30,           September 30,      September 30,
                                                           1999               1998                    1999               1998
                                                   --------------------------------------     --------------------------------------
Revenue                                                $    15,239,394     $   14,844,144         $    31,138,636     $   26,856,850
Cost of services                                             8,376,543          7,214,098              16,688,876         13,077,631
                                                   --------------------------------------     --------------------------------------
    Gross profit                                             6,862,851          7,630,046              14,449,760         13,779,219

Operating expenses:
    General and administrative                               4,143,654          3,723,006               7,783,631          6,282,258
    Sales and marketing                                      1,474,545          1,416,703               2,795,910          2,550,345
    Research and development                                   558,953            456,974               1,060,905            916,506
                                                   --------------------------------------     --------------------------------------

Income from operations                                         685,699          2,033,363               2,809,314          4,030,110

Interest expense, net                                          382,193            462,987                 781,268            954,871
                                                   --------------------------------------     --------------------------------------

Income before provision for income taxes                       303,506          1,570,376               2,028,046          3,075,239

Provision for income taxes                                     128,520            656,556                 845,262          1,306,975
                                                   --------------------------------------     --------------------------------------

Net income                                             $       174,986     $      913,820         $     1,182,784     $    1,768,264
                                                   ======================================     ======================================


Basic earnings per share                               $          0.03     $         0.14         $          0.18     $         0.27
                                                   ======================================     ======================================
Diluted earnings per share                             $          0.03     $         0.14         $          0.18     $         0.27
                                                   ======================================     ======================================

Weighted average common shares outstanding:
          Basic shares                                       6,538,813          6,476,874               6,538,813          6,476,874
          Diluted effect of stock options and
           warrants                                            205,521             85,073                 194,611            136,723
                                                   --------------------------------------     --------------------------------------
          Diluted shares                                     6,744,334          6,561,947               6,733,424          6,613,597
                                                   ======================================     ======================================




The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 1999 and 1998

                                                                       1999                          1998
                                                             ----------------------        ----------------------
Cash flow from operating activities:
 Net income:                                                   $         1,182,784           $         1,768,264
 Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                                         1,281,819                     1,223,365
   Provision for doubtful accounts                                                                        17,922
   Loss on fixed asset disposal                                                                              509
   Other                                                                    49,152
   Changes in assets and liabilities:
      Accounts receivable                                                1,781,751                    (1,223,484)
      Prepaid expenses and other current assets                              6,561                      (447,036)
      Other assets                                                         (14,649)                       11,804
      Accounts payable and accrued expenses                             (1,949,456)                    1,609,654
      Income taxes                                                      (1,082,128)                       85,300
      Other liabilities                                                     41,093                       121,231
                                                            ----------------------        ----------------------

Net cash provided by operating activities                                1,296,927                     3,167,529
                                                            ----------------------        ----------------------

Cash flow from investing activities:
 Fixed asset additions                                                    (840,051)                     (659,067)
 Other                                                                     (19,882)                      (40,333)
                                                            ----------------------        ----------------------
Net cash used in investing activities                                     (859,933)                     (699,400)
                                                            ----------------------        ----------------------

Cash flow from financing activities:
Repayment of debt                                                       (7,514,280)                   (3,996,768)
Restricted cash                                                                                        1,891,821
Payment of financing costs                                                 (15,000)
Proceeds from issuance of common stock, net                                227,531                        82,147
                                                            ----------------------        ----------------------

Net cash used in financing activities                                   (7,301,749)                   (2,022,800)
                                                            ----------------------        ----------------------

Effect of exchange rate changes on cash and cash
   equivalents                                                              69,285                        28,259

Net (decrease) increase in cash and cash equivalents                    (6,795,470)                      473,588

Cash and cash equivalents at beginning of period                         7,595,366                       964,106
                                                            ----------------------        ----------------------

Cash and cash equivalents at end of period                     $           799,896           $         1,437,694
                                                            ======================        ======================


The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization and Basis of Presentation:
    --------------------------------------

On March 26, 1996, ASI Solutions Incorporated (the "Company") was incorporated in the State of Delaware. Effective March 31, 1996, the Company issued 4,625,158 shares of Common Stock in exchange for substantially all of the issued and outstanding shares of common stock of Proudfoot Reports Incorporated ("PRI") and 95% of the common stock of Assessment Solutions Incorporated ("Assessment Solutions"). During fiscal 1997, the remaining 5% of the outstanding common stock of Assessment Solutions was redeemed. The initial stockholders of the Company were also the principal stockholders of PRI and Assessment Solutions, the two previously separate but commonly controlled companies. After the reorganization, Assessment Solutions and PRI became wholly owned subsidiaries of the Company. C3 Solutions Incorporated ("C3") was formed on September 16, 1996 as a wholly owned subsidiary of the Company. On August 29, 1997, the Company's newly created subsidiary, T3 Solutions Incorporated ("T3"), acquired the assets of Effective Learning Systems. On November 13, 1997, the Company's newly created subsidiary ("McLagan Partners") acquired substantially all of the assets and business operations of McLagan Partners Incorporated and related entities. The Company, Assessment Solutions, PRI, C3, T3 and McLagan Partners are hereinafter referred to collectively as the "Company."

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

The accompanying unaudited interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The results of the six months ended September 30, 1999 and 1998 are not necessarily indicative of the results of operations for the entire year.

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

3.    Stockholders' Equity:
      ---------------------

A summary of the changes in Stockholders' Equity for the six months ended September 30, 1999 is as follows:

                                                                             Accumulated
                                                             Additional         Other
                                               Common         Paid-In        Comprehensive   Retained      Treasury
                                     Shares     Stock         Capital           Income       Earnings       Stock        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999             6,497,631  $65,432      $11,038,250        $(7,839)  $ 8,982,927       $(392,731)  $19,686,039

Issuance of Common Stock for
 Employee Stock Purchase Plan          41,182      412          227,119                                                    227,531

Translation adjustment                                                          75,683                                      75,683

Net Income                                                                                 1,182,784                     1,182,784
                                  ------------------------------------------------------------------------------------------------
Balance, September  30, 1999        6,538,813  $65,844      $11,265,369        $67,844   $10,165,711       $(392,731)  $21,172,037
                                  ================================================================================================

For the three month period ending September 30, 1999, other comprehensive income was $129,093.

4.    Acquisitions:
      ------------

On November 13, 1997, the Company acquired substantially all of the assets (primarily fixed assets of $483,978) and business operations of McLagan Partners Incorporated and related entities (collectively, "McLagan"). The consideration paid by the Company for the assets of McLagan included (i) $15.5 million paid in cash; (ii) $5 million in subordinated notes bearing interest at 8 percent per annum and payable in three equal principal installments on each of April 30, 1998, April 30, 1999 and April 30, 2000; and (iii) 50,000 shares of the Company's common stock, par value $.01 per share, of ASI, and the Company incurred $828,188 of costs associated with the acquisition.

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

5.     Industry Segment Information:
       -----------------------------


The Company's reportable segments are performance improvement services, employment process outsourcing and compensation services and market share studies.

Revenues and profits in the performance improvement services segment are generated by designing custom solutions for a client where the Company assesses job candidates, trains existing employees and measures employee performance through monitoring customer contact. Fees charged are generally based on the number of people and calls processed plus a fee for the development of a customized solution.

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

The accounting polices of the segments are the same as those described in the "Summary of Significant Accounting Policies". The Company evaluates the performance of its segments and allocates resources to them based on their operating contribution, which represents segment revenues less direct costs of operation, excluding the allocation of corporate expenses. Identifiable assets of the operating segments principally consist of net accounts receivable associated with the segment activities. Accounts receivable from performance improvement services and employment process outsourcing are managed on a combined basis. All other identifiable assets not attributable to industry segments are included in corporate assets. The Company does not track expenditures for long lived assets on a segment basis.

The table below presents information on the revenues and operating contribution for each segment for the six months ended September 30, 1999 and 1998, and items which reconcile segment operating contribution to the Company's reported pre-tax income.

                                                                    Six Months Ended September 30,
                                                                     1999                      1998
                                                                         (in thousands)
Revenue:
  Performance Improvement Services                        $            9,211       $            7,963
  Employment Process Outsourcing                                      12,325                   10,694
  Compensation Services and Market Share Studies                       9,603                    8,200
                                                         -------------------      -------------------
                                                          $           31,139       $           26,857
                                                         -------------------      -------------------

Operating Contribution:
  Performance Improvement Services                        $            3,193       $            3,104
  Employment Process Outsourcing                                       3,982                    4,480
  Compensation Services and Market Share Studies                       2,027                    1,877
                                                         -------------------      -------------------
                                                          $            9,202       $            9,461
                                                         -------------------      -------------------

Consolidated Expenses (Income):
  Interest, net                                                          781                      955
  Depreciation and Amortization                                        1,220                    1,223
  Selling, General and Administrative and
    Research and Development                                           5,173                    4,208
                                                          $            7,174       $            6,386
                                                         -------------------      -------------------

Income before income taxes                                $            2,028       $            3,075
                                                         ===================      ===================


Identifiable Assets:
  Performance Improvement and Employment Process
   Outsourcing                                            $           11,570       $           11,838
  Compensation Services and Market Share Studies                       5,349                    5,681
  Corporate                                                            2,255                    2,600
                                                         -------------------      -------------------
                                                          $           19,174       $           20,119
                                                         ===================      ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarterly Comparison of Results of Operations

The Company's revenue in the second quarter of fiscal 2000 increased 2.7% to $15.2 million from $14.8 million in the second quarter of fiscal 1999. Net income was $175 thousand, or $.03 per share, compared to $914 thousand, or $.14 per share, in the second quarter of fiscal 1999.

Performance Improvement Services revenue was $4.7 million, an increase of $.7 million, or 16.3% from the second quarter of fiscal 1999 revenue of $4 million. Revenue growth was particularly strong in Assessment and Selection, while Training and Performance Measurement revenues also increased.

Employment Process Outsourcing revenue was $5.6 million, an increase of $.3 million, or 4.8%, from the second quarter of fiscal 1999 revenue of $5.4 million. Background investigation revenue, which has a significantly lower margin profile accounted for most of the increase. Outsourcing revenue was up slightly.

Compensation and Market Share Studies, which is comprised of surveys and consulting, revenue was $4.9 million, a decrease of $.5 million or 9.7% from the second quarter of fiscal 1999 revenue of $5.4 million. Survey revenue was lower because earlier client commitments resulted in greater revenue recognition in fiscal 2000's first quarter. On a year to date basis, survey revenue is 14% higher. Consulting revenue increased 5% compared to fiscal 1999's first quarter.

Cost of Services was $8.4 million, an increase of $1.2 million, or 16.1% from
the second quarter of fiscal 1999's amount of $7.2 million.   As a percentage of
revenue, cost of services was 55% compared to 48.6% in the second quarter of fiscal 1999. The increase is due primarily to higher personnel, facility, telecommunications and service delivery expenses resulting from more cost intensive programs delivered within Performance Improvement Services and to higher costs in Employment Process Outsourcing. The increase in this area resulted from higher costs in background investigations and a change in contract term for a major hiring outsourcing initiative.

General and administrative expense was $4.1 million, an increase of $.4 million, or 11.2%, from the second quarter of fiscal 1999 amount of $3.7 million. This increase was due to higher personnel expenses and higher professional fees which are related to new information systems development.

Sales and marketing expense was $1.5 million, and increase of $.1million or 4.1%, from the second quarter of fiscal 1999 amount of $1.4 million.

Research and Development expense was $.6 million, an increase of $.1 million, or 22.3%, from the second quarter of fiscal 1999 amount of $.5 million. Personnel expenses accounted for the increase.

Net interest expense was $.4 million, a decrease of $.1 million, or 17.5%, from the second quarter of fiscal 1999 amount of $.5 million. The decrease was due to lower average debt outstanding.

As a percentage of pre-tax income, the provision for income taxes was 42% compared to 41.8% in the second quarter of fiscal 1999.

As a percentage of revenue, net income was 1.2% compared to 6.2% in the second quarter of fiscal 1999.

(Percentages are based on actual amounts as opposed to the rounded amounts shown above.)

Year to Date Comparison of Results of Operations

The Company's revenue in the first six months of fiscal 2000 increased 15.9% to $31.1 million from $26.9 million in the first six months of fiscal 1999. Net income was $1.2 million, or $.18 per share compared to $1.8 million, or $.27 per share in the first six months of fiscal 1999.

Performance Improvement Services revenue was $9.2 million an increase of $1.2 million, or 15.7%, from the first six months of fiscal 1999 revenue of $8 million. Assessment and Selection, Training and Performance Measurement all contributed to the increase.

Employment Process Outsourcing revenue was $12.3 million, an increase of $1.6 million, or 15.3%, from the first six months of fiscal 1999 revenue of $10.7 million.

Compensation Services and Market Share Studies revenue was $9.6 million, an increase of $1.4 million, or 17.1%, from the first six months of fiscal 1999 revenue of $8.2million.

Survey and Consulting revenue increased by 14% and 29%, respectively, over the first six months of fiscal 1999.

Cost of Services was $16.7 million, an increase of $3.6 million, or 27.6%, from the first six months of fiscal 1999 amount of $13.1 million. As a percentage of revenue, cost of services was 53.6% compared to 48.7% in the first six months of fiscal 1999. The increase was due to higher personnel, facility, telecommunication and service delivery expenses due to more cost intensive programs delivered within, Performance Improvement Services and higher operating costs in Employment Process Outsourcing.

General and administrative expense was $7.8 million, an increase of $1.5 million, or 23.9%, from the first six months of fiscal 1999 amount of $6.3 million. The increase is due primarily to higher personnel expenses and to professional fees related to new information systems development.

Sales and marketing expense was $2.8 million, an increase of $.2 million, or 9.7%, from the first six months of fiscal 1999 amount of $2.6 million.

Research and development expense was $1.1 million, an increase of $.2 million, or 15.8%, from the first six months of fiscal 1999 amount of $.9 million. The increase is due to higher personnel expenses.

Net interest expense was $.8 million, a decease of $.2 million, or 18.2%, from the first six months of fiscal 1999 amount of $1 million. The decrease was due to lower average debt outstanding.

As a percentage of revenue, net income was 3.8% compared to 6.6% for the first six months of fiscal 1999.

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

Cash flow provided by operating activities in the first half of fiscal 2000 was $1,297,000, on net income of $1,183,000, due to reductions in accounts receivable. Cash flow used in investing activities of $860,000 in the first half of fiscal 2000 was for fixed asset additions. Cash flow used in financing activities was $7,302,000 in the first half of fiscal 2000 and was primarily attributable to the repayment of outstanding debt.

In November 1997, the Company entered into a new bank credit agreement (the "Credit Facility") which provides a $15 million term loan and a $5 million revolving credit facility. The revolving credit facility was subsequently increased to $10.0 million in December 1998. The term loan agreement expires November 13, 2002, while the revolving credit facility expires November 13, 2000. At September 30, 1999, borrowings under the term loan were $12,000,000 and there were no borrowings under the revolving credit facility. The Company also had borrowings at September 30, 1999 under an equipment lease facility of $574,000. The Credit Facility contains various financial and other covenants and conditions, including, but not limited to, limiting capital expenditures and paying dividends, making acquisitions and incurring additional indebtedness.

Management believes the Company's working capital, credit facility and cash flows from operations will be sufficient to meet expected future working capital requirements.

Quantitative and Qualitative Disclosures about Market Risk


The Company is exposed to market risk, e.g. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates.

Year 2000 Compliance

The Company has conducted a review of its information systems to identify those areas which could be affected by the "Year 2000" issue. Key financial, informational and operational systems have been inventoried and assessed, and detailed plans were developed and implemented for the required systems modifications or replacements. Due to significant expansion experienced by the Company during the last three years, the Company has created new software or modified existing software to continue providing superior customer service. Through that process, the systems used by the Company have become Year 2000 compliant. Also, as part of the expansion, the Company has upgraded the information systems' infrastructure, via the procurement of new hardware and software that are certified by their manufacturers as year 2000 compliant.

In addition, third party customers and suppliers have provided written assurances for the Company that they are Year 2000 compliant. The Company has received assurance from the vast majority of these third parties that they will be compliant. Management believes that third party non-compliance will not materially impact the Company's operations.

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

     PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The company held its Annual Meeting of Stockholders on September 8, 1999. At the Annual Meeting, the Company's stockholders voted (i) to elect Bernard F. Reynolds, Eli Salig, Seymour Adler, Ph.D., David Tory, Michael J. Boylan, Ilan Kaufthal, Carl S. Koerner and F. Samuel Smith to serve as directors of the Company until the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified; (ii) to approve an amendment to the Company's 1996 Stock Option and Grant Plan to increase the total number of shares of common stock of the Company that may be issued thereunder from 1,200,000 to 1,600,000, and (iii) to approve an amendment to the Company's 1996 Director's Stock Option Plan to increase the total number of shares of common stock of the Company that may be issued thereunder from 50,000 to 100,000, each as described in the Company's Proxy Statement distributed to stockholders in connection with the Annual Meeting. Set forth below are the results of the stockholder votes at the Annual Meeting on the foregoing matters.

                             Election of Directors

            Nominee        Votes in Favor     Votes Withheld
            -------        --------------     --------------

Bernard F. Reynolds           5,985,293           5,416

Eli Salig                     5,985,293           5,416

Seymour Adler, Ph.D.          5,985,293           5,416

David Tory                    5,986,353           4,356

Michael J. Boylan             5,986,353           4,356

Ilan Kaufthal                 5,986,153           4,556

Carl S. Koerner               5,985,093           5,616

F. Samuel Smith               5,986,353           4,356


                    Approval of Amendment to the Company's
                       1996 Stock Option and Grant Plan

Votes in Favor     Votes Against     Abstentions      Broker Non-Votes
--------------     -------------     -----------      ----------------
 4,482,143             688,522          6,384           None indicated


                     Approval of Amendment to the Company's
                       1996 Director's Stock Option Plan

Votes in Favor     Votes Against     Abstentions      Broker Non-Votes
--------------     -------------     -----------      ----------------
  4,833,642             336,562         6,850           None indicated


Item 6.  Exhibits and Reports on Form 8-K

          (a)  The following exhibit is filed as part of this report:


                Exhibit Number                  Description
                --------------                  -----------

                     27.1                       Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ASI SOLUTIONS INCORPORATED


Date: November 11, 1999      By: /s/  MICHAEL J. MELE
                               ---------------------------------------------
                             Michael J. Mele
                             Senior Vice President and Chief Financial Officer
                             (on behalf of the registrant and as principal
                             financial and accounting officer)