Form 10-Q
period 1999-12-31
ASI SOLUTIONS INC
filed 2000-02-04
CIK 1029445

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

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

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on January 19, 2000 was 6,639,033.

PART I.  FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

ASI Solutions Incorporated
Consolidated Balance Sheets
December 31, 1999 and March 31, 1999

                                                                  December 31,                      March 31,
                                                                      1999                             1999
                                                                  (Unaudited)
                                                            ---------------------            ---------------------
ASSETS:

Current Assets:
  Cash and cash equivalents                                           $ 4,436,925                      $ 7,595,366
  Accounts receivable, net                                             14,280,615                       12,874,967
  Prepaid expenses and other current assets                               722,451                          576,424
  Income taxes receivable                                                 754,768
  Deferred income taxes                                                   299,478                          299,478
                                                            ---------------------            ---------------------
     Total current assets                                              20,494,237                       21,346,235

Property and equipment, net                                             5,099,038                        5,218,408
Intangible assets, net                                                 22,620,355                       23,258,472
Deferred financing costs                                                  332,015                          391,386
Other assets                                                              374,079                          325,518
                                                            ---------------------            ---------------------
     Total assets                                                     $48,919,724                      $50,540,019
                                                            =====================            =====================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion, notes payable to bank                              $ 3,207,523                      $ 7,143,658
  Current portion, subordinated notes payable                           1,666,667                        1,666,666
  Other debt                                                                                                66,501
  Accounts payable and accrued expenses                                12,313,194                        7,946,658
  Accrued income taxes                                                                                     326,964
                                                            ---------------------            ---------------------
     Total current liabilities                                         17,187,384                       17,150,447

Deferred income taxes                                                     543,593                          543,593
Notes payable to bank, less current portion                             8,817,478                       11,224,900
Subordinated notes payable, less current portion                                                         1,666,667
Other liabilities                                                         336,452                          268,373
                                                            ---------------------            ---------------------
     Total liabilities                                                 26,884,907                       30,853,980

Stockholders' Equity:
  Common stock                                                             66,541                           65,432
  Common stock-restricted                                                     305
  Additional paid in capital                                           11,169,437                       11,038,250
  Accumulated other comprehensive income                                   42,896                           (7,839)
  Retained earnings                                                    10,885,004                        8,982,927
  Treasury stock, 14,999 shares, at cost                                 (129,366)                        (392,731)
                                                            ---------------------            ---------------------
     Total stockholders' equity                                        22,034,817                       19,686,039
                                                            ---------------------            ---------------------
     Total liabilities & stockholders' equity                         $48,919,724                      $50,540,019
                                                            =====================            =====================

The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Income
For the Three and Nine Months Ended December 31, 1999 and 1998


                                                             Three Months Ended                     Nine Months Ended
                                                      December 31,        December 31,        December 31,       December 31,
                                                          1999               1998                 1999               1998
                                                      --------------------------------        -------------------------------
Revenue                                               $20,252,038         $18,057,585         $51,390,674        $44,914,435
Cost of services                                       10,748,479           9,072,737          27,437,355         22,150,368
                                                      --------------------------------        -------------------------------
  Gross profit                                          9,503,559           8,984,848          23,953,319         22,764,067

Operating expenses:
  General and administrative                            5,753,379           4,673,560          13,537,010         10,955,818
  Sales and marketing                                   1,586,651           1,452,106           4,382,561          4,002,451
  Research and development                                489,765             487,190           1,550,670          1,403,696
                                                      --------------------------------        -------------------------------

Income from operations                                  1,673,764           2,371,992           4,483,078          6,402,102

Interest expense, net                                     371,476             423,635           1,152,744          1,378,506
                                                      --------------------------------        -------------------------------

Income before provision for income taxes                1,302,288           1,948,357           3,330,334          5,023,596

Provision for income taxes                                582,995             827,709           1,428,257          2,134,684
                                                      --------------------------------        -------------------------------

Net income                                            $   719,293         $ 1,120,648         $ 1,902,077        $ 2,888,912
                                                      ================================        ===============================


Basic earnings per share                                    $0.11               $0.17               $0.29              $0.45
                                                      ================================        ===============================

Diluted earnings per share                                  $0.11               $0.17               $0.28              $0.44
                                                      ================================        ===============================



Weighted average common shares outstanding:
    Basic shares                                        6,639,033           6,497,631           6,572,220          6,483,724
    Diluted effect of stock options and warrants           46,686              63,373             143,115            112,273
                                                      --------------------------------        -------------------------------
    Diluted shares                                      6,685,719           6,561,004           6,715,334          6,595,997
                                                      ================================        ===============================



The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended December 31, 1999 and 1998

                                                                      1999                          1998
                                                            ----------------------        ----------------------
Cash flow from operating activities:
  Net income:                                                          $ 1,902,077                   $ 2,888,912
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
      Depreciation and amortization                                      1,954,103                     1,855,574
      Provision for doubtful accounts                                                                     65,216
      (Gain) loss on fixed asset disposal                                     (219)                          512
      Other                                                                 74,371
      Changes in assets and liabilities:
         Accounts receivable                                              (802,968)                   (2,976,988)
         Prepaid expenses and other current assets                        (135,610)                      131,302
         Other assets                                                      (26,678)                       (2,532)
         Accounts payable and accrued expenses                           3,538,369                     4,921,607
         Income taxes                                                     (880,100)                      928,574
         Other liabilities                                                  52,709                       (53,573)
                                                            ----------------------        ----------------------

Net cash provided by operating activities                                5,676,054                     7,758,604
                                                            ----------------------        ----------------------

Cash flow from investing activities:
  Fixed asset additions                                                 (1,139,486)                     (861,417)
  Other                                                                    (50,576)                      (40,333)
                                                            ----------------------        ----------------------
Net cash used in investing activities                                   (1,190,062)                     (901,750)
                                                            ----------------------        ----------------------

Cash flow from financing activities:
Repayment of debt                                                       (8,076,724)                   (6,273,331)
Restricted cash                                                                                        1,891,821
Payment of financing costs                                                 (15,000)
Proceeds from issuance of common stock, net                                227,964                       196,832
Issuance of common stock-restricted from treasury                          133,005
                                                            ----------------------        ----------------------


Net cash used in financing activities                                   (7,730,755)                   (4,184,678)
                                                            ----------------------        ----------------------

Effect of exchange rate changes on cash and cash
   equivalents                                                              86,322                        52,084

Net (decrease) increase in cash and cash equivalents                    (3,158,441)                    2,724,260

Cash and cash equivalents at beginning of period                         7,595,366                       964,106
                                                            ----------------------        ----------------------

Cash and cash equivalents at end of period                             $ 4,436,925                   $ 3,688,366
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

The accompanying unaudited interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The results of the nine months ended December 31, 1999 and 1998 are not necessarily indicative of the results of operations for the entire year.

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

3.    Stockholders' Equity:
      ---------------------

A summary of the changes in Stockholders' Equity for the nine months ended December 31, 1999 is as follows:

                                                 Additional     Accumulated
                                       Common      Paid-In         Other        Retained      Treasury
                             Shares     Stock      Capital     Comprehensive    Earnings       Stock         Total
                                                                   Income
---------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999     6,497,631  $65,432   $11,038,250         $(7,839)  $ 8,982,927    $(392,731)  $19,686,039

Issuance of Common Stock
 for Employee Stock
 Purchase Plan                 85,438      855       360,124                                                  360,979

Issuance of Common Stock-
Restricted from Treasury       30,535      305      (263,670)                                   263,365

Exercise of Employee                                                                                           34,987
 Stock Options                 25,429      254        34,733


Translation adjustment                                                50,735                                   50,735

Net Income                                                                       1,902,077                  1,902,077
                          -------------------------------------------------------------------------------------------
Balance, December  31,      6,639,033  $66,846   $11,169,437         $42,896   $10,885,004    $(129,366)  $22,034,817
 1999
                          ===========================================================================================

For the three month period ending December 31, 1999 and 1998, other comprehensive income was $(24,948) and $14,319, respectively.

4.    Acquisitions:
      -------------

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

Revenues and profits in the employee process outsourcing segment are generated by providing the following services: advertising for and recruiting of applicants; establishing automated telephonic voice response systems to screen prospective applicants; arranging for the physical facilities and equipment necessary for the pre-screening process and performing background checks on applicants. For larger engagements, the Company generally charges a fixed minimum monthly fee that may increase based on the total number of people processed. For other assignments, such as background checks, revenue is based on a fixed fee for each candidate processed.

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

The table below presents information on the revenues and operating contribution for each segment for the nine months ended December 31, 1999 and 1998, and items which reconcile segment operating contribution to the Company's reported pre-tax income.

                                                                         Nine Months Ended December 31,
                                                                        1999                        1998
                                                                                 (in thousands)
Revenue:
  Performance Improvement Services                                           $13,738                     $11,892
  Employment Process Outsourcing                                              18,160                      16,105
  Compensation Services and Market Share Studies                              19,493                      16,917
                                                                         -------------               ------------
                                                                             $51,391                     $44,914
                                                                         -------------               ------------
Operating Contribution:
  Performance Improvement Services                                           $ 4,673                     $ 4,454
  Employment Process Outsourcing                                               5,537                       6,311
  Compensation Services and Market Share Studies                               3,773                       4,066
                                                                         -------------               ------------
                                                                             $13,983                     $14,831
                                                                         -------------               ------------

Consolidated Expenses (Income):
  Interest, net                                                                1,153                       1,379
  Depreciation and Amortization                                                1,951                       1,855
  Selling, General and Administrative and
    Research and Development                                                   7,549                       6,573
                                                                         -------------               ------------
                                                                             $10,653                     $ 9,807
                                                                         -------------               ------------

Income before income taxes                                                   $ 3,330                     $ 5,024
                                                                         =============               ============

Identifiable Assets:
  Performance Improvement and Employment Process
   Outsourcing                                                               $10,648                     $13,429
  Compensation Services and Market Share Studies                               9,105                       6,093
  Corporate                                                                    6,214                       3,795
                                                                         -------------               ------------
                                                                             $25,967                     $23,317
                                                                         =============               ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarterly Comparison of Results of Operations

The Company's revenue in the third quarter of fiscal 2000 increased 12.2% to $20.3 million from $18.1 million in the third quarter of fiscal 1999. Net income was $719 thousand, or $.11 per share, compared to $1.1 million, or $.17 per share, in the third quarter of fiscal 1999.

Performance Improvement Services revenue was $4.5 million, an increase of $.6 million, or 15.2%, from the third quarter of fiscal 1999 revenue of $3.9 million. Growth in Training and Performance Measurement revenue more than offset a decline in Assessment and Selection revenue.

Employment Process Outsourcing revenue was $5.8 million, an increase of $.4 million, or 7.8%, from the third quarter of fiscal 1999 revenue of $5.4 million. Background investigation revenue, which has a lower margin profile than employment outsourcing, accounted for the increase.

Compensation Services and Market Share Studies revenue, which is comprised of survey and consulting, was $9.9 million, an increase of $1.2 million, or 13.5 % from the third quarter of fiscal 1999 revenue of $8.7 million. Revenue increased across all service categories.

Cost of Services was $10.7 million, an increase of $1.6 million, or 18.5% from
the third quarter of fiscal 1999's amount of $9.1 million.   As a percentage of
revenue, cost of services increased to 53.1% from 50.2% in last year's third fiscal quarter. The increase is due primarily to higher personnel and related expenses due to a shift to more labor intensive services within the Performance Improvement Services and Employment Process Outsourcing areas, and to contractually mandated incentive compensation expenses related to the performance of the Compensation Services and Market Share Studies business area.

General and administrative expense was $5.8 million, an increase of $1.1 million, or 23.1%, from the third quarter of fiscal 1999's amount of $4.7 million. As a percentage of revenue, general and administrative expense was 28.4% compared to 25.9% in the third quarter of fiscal 1999. The increase is due to contractually mandated incentive compensation expenses related to the performance of the Compensation Services and Market Share Studies business area and to higher personnel expenses as well as higher professional fees related to information systems development.

Sales and marketing expense was $1.6 million, an increase of $.1 million or 9.3%, from the third quarter of fiscal 1999 amount of $1.5 million. As a percentage of revenue, sales and marketing expense was 7.8% compared to 8% in last year's third fiscal quarter. The increase is due to higher personnel and communication expenses.

Research and development expense was $.5 in both the third quarters of fiscal 2000 and 1999. As a percentage of revenue, research and development expense was 2.4% in the third fiscal quarter of 1999 and 2.7% in last year's third quarter.

Net interest expense was $.4 million in both the third quarters of fiscal 2000 and 1999. The average balance of debt outstanding has decreased while interest rates have increased.

As a percentage of pre-tax income, the provision for income taxes was 44.8% compared to 42.5% in the third quarter of fiscal 1999.

As a percentage of revenue, net income was 3.6% compared to 6.2% in the third quarter of fiscal 1999.

(Percentages are based on actual amounts as opposed to the rounded amounts shown above.)

Year to Date Comparison of Results of Operations

The Company's revenue in the first nine months of fiscal 2000 increased 14.4% to $51.4 million from $44.9 million in the first nine months of fiscal 1999. Net income was $1.9 million, or $.29 per share compared to $2.9 million, or $.45 per share in the first nine months of fiscal 1999.

Performance Improvement Services revenue was $13.7 million, an increase of $1.8 million, or 15.5%, from the first nine months of fiscal 1999 revenue of $11.9 million. Both Training and Performance Measurement revenues increased by over 40% while Assessment and Selection revenue was essentially flat compared to the prior year amount.

Employment Process Outsourcing revenue was $18.2 million, an increase of $2.1 million, or 12.8%, from the first nine months of fiscal 1999 revenue of $16.1 million. Both background investigation and outsourcing revenue increased from prior year levels.

Compensation Services and Market Share Studies revenue was $19.5 million, an increase of $2.6 million, or 15.2%, from the first nine months of fiscal 1999 revenue of $16.9 million.

Cost of Services was $27.4 million, an increase of $5.2 million, or 23.9 %, from $22.2 million for the first nine months of fiscal 1999. As a percentage of revenue, cost of services was 53.4% for the first nine months of fiscal 2000 compared to 49.3% in the first nine months of fiscal 1999. Higher personnel expense, incentive compensation expenses, facility-related expenses and service delivery expenses all contributed to the increase. These expense increases largely resulted from a shift to more cost intensive service programs in Performance Improvement Services and Employment Process Outsourcing.

General and administrative expense was $13.5 million, an increase of $2.5 million, or 23.6%, from $11 million in the first nine months of fiscal 1999. As a percentage of revenue, general and administrative expense was 26.3% for the first nine months of fiscal 2000 compared to 24.4% in the same period of fiscal 1999. Higher personnel expenses, contractually mandated incentive compensation expenses related to the performance of the Compensation Services and Market Share Studies business area, and information systems development expenses account for most of the increase.

Sales and marketing expense was $4.4 million compared to $4 million for the first nine months of fiscal 1999. As a percentage of revenue, sales and marketing expense were 8.5% compared to 8.9% in the first nine months of fiscal 1999.

Research and development expense was $1.6 million, an increase of $.2 million, or 10.5%, from $1.4 million in the first nine months of fiscal 1999. As a percentage of revenue, research and development expense was 3% compared to 3.1% in last year's first nine months.

Net interest expense was $1.2 million compared to $1.4 million in last year's first nine months. The average balance of debt outstanding has decreased while interest rates have increased.

As a percentage of pre-tax income, the provision for income taxes was 42.9% compared to 42.5% in the first nine months of fiscal 1999.

As a percentage of revenue, net income was 3.7% compared to 6.4% in the first nine months of fiscal 1999.

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

Cash flow provided by operating activities in the first nine months of fiscal 2000 was $5,676,054, on net income of $1,902,077, due to reductions in accounts receivable and an increase in accounts payable and accrued expenses. Cash flow used in investing activities of $1,190,062 in the first nine months of fiscal 2000 was primarily for fixed asset additions. Cash flow used in financing activities was $7,730,755 in the first nine months of fiscal 2000 and was primarily attributable to the repayment of outstanding debt.

In November 1997, the Company entered into a new bank credit agreement (the "Credit Facility") which provides a $15 million term loan and a $5 million revolving credit facility. The revolving credit facility was subsequently increased to $10.0 million in December 1998. The term loan agreement expires November 13, 2002, while the revolving credit facility expires November 13, 2000. At December 31, 1999, borrowings under the term loan were $11,500,000 and there were no borrowings under the revolving credit facility. The Company also had borrowings at December 31, 1999 under an equipment lease facility of $525,000. The Credit Facility contains various financial and other covenants and conditions, including, but not limited to, limiting capital expenditures and paying dividends, making acquisitions and incurring additional indebtedness.
The Company received a waiver for non-compliance of certain loan covenants as of December 31, 1999.

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



                           ASI SOLUTIONS INCORPORATED


Date: January 28, 2000     By: /s/  MICHAEL J. MELE
                               --------------------
                             Michael J. Mele
                             Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)