Form 10-K
period 2000-03-31
ASI SOLUTIONS INC
filed 2000-06-26
CIK 1029445

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                            ______________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2000

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

                            ______________________

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                              -------------------

                    Common Stock, par value $0.01 per share


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No __
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on June 22, 2000 was $22,668,552. The calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that directors, executive officers and persons holding 10% or more of the registrant's Common Stock, par value $0.01 per share, are affiliates.

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on June 22, 2000 was 6,662,183.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Stockholders to be held on September 6, 2000 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

        ASI Solutions Incorporated (the "Company") is a leading national provider of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality, more effective workforce. The Company's services are organized into three core areas: performance improvement services, employment process outsourcing and compensation services and market share studies. The Company, which has been providing human resources services for over 20 years, believes that it is well positioned to be a single-source solution for organizations which outsource all or a portion of these human resources functions.

        The Company was founded in 1978 as a New York corporation by Bernard F. Reynolds, Eli Salig and Seymour Adler and was reorganized (the "Reorganization") in March 1996 as a Delaware holding company for its two subsidiaries, Assessment Solutions Incorporated ("Assessment Solutions") and Proudfoot Reports Incorporated ("Proudfoot"). On April 16, 1997, the Company completed the initial public offering of 1,800,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). On November 14, 1997, the Company acquired McLagan Partners Incorporated and its related entities.

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

        Compensation Services and Market Share Studies. The Company provides a series of surveys and related services to the financial services and securities industries. These include compensation surveys for bank and brokerage and investment management clients as well as market share surveys for retail operations and performance monitoring services for institutional operations within the financial services industry. The Company's consultants and analysts work closely with clients throughout the year to ensure the accuracy and consistency of survey data. Only participating clients may purchase surveys. In addition to domestic surveys, the Company serves both the European and Asian markets through its foreign offices. The Company also provides various compensation consulting services to its client base.

Clients

        The Company's clients are in a wide range of industries, including telecommunications, financial services, information technology, consumer products and healthcare, and are principally Fortune 500 companies for which customer service, sales and call center functions are critical components of their businesses. Current customers include American Express Company, AT&T Wireless Services, Bell Atlantic, BellSouth Corporation, Cablevision, Citibank, N.A., Goldman, Sachs & Co., Merrill Lynch Incorporated, Morgan Stanley Dean Witter, Discover & Co., Hewlett-Packard Company, the Internal Revenue Service and SBC Corporation. The Company provides its services primarily through its two operations centers in Melville, New York, but also through its regional offices and at clients' locations. Compensation services are provided through offices in Stamford, Connecticut, Chicago, Illinois, London, Tokyo and Hong Kong. The only customer accounting for more than 10% of the Company's revenues in fiscal 2000, 1999 and 1998 was Bell Atlantic, representing 28% in 2000 and 1999, and 30% in 1998.

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

        In the area of performance improvement services, the Company encounters competition from firms such as Aon Consulting, Development Dimensions International, Personnel Decisions International, The Center for Creative Leadership and Achieve Global. In the area of employment process outsourcing, the Company competes with the human resources outsourcing departments within organizations such as Aon Consulting, Ernst & Young LLP, Fiserve, Inc., Manpower Temporary Services and Interim Services. While there are many firms who offer compensation consulting services such as Towers Perrin and Hewitt Associates, the Company's compensation survey service for the financial services industry has no direct competition.

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

Employees

        As of March 31, 2000, the Company employed 686 employees, of whom 442 were full-time and 244 were part-time. Historically, the Company has generally been able to satisfy its hiring needs. No assurance can be given, however, that this will continue to be the case, particularly if the Company experiences substantial future growth. The inability of the Company to hire sufficient, qualified personnel to service its future growth would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company has no collective bargaining agreements or any similar union agreements and the Company has never experienced any work stoppages. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

        The Company's corporate headquarters is located in leased offices occupying approximately 11,300 square feet at 780 Third Avenue, New York, New York 10017. The lease for this space will expire in 2010. The Company also leases office space at the following locations: San Francisco, California; St. Louis, Missouri; Washington, D.C.; Boston, Massachusetts; and two offices in Melville, New York. The terms of these leases expire between 1999 and 2005. Through its acquisition of McLagan in November, 1997, the Company acquired leases in Stamford, Connecticut and Chicago, Illinois for 11,000 and 6,100 square feet, respectively. These leases expire in 2001 and 2000, respectively. The Company also acquired leased office space in London, Tokyo and Hong Kong through its acquisition of McLagan.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol ASIS. The high and low sales prices of the Common Stock each calendar quarter, as reported by the Nasdaq National Market, were as follows:

        Fiscal 2001:                                     High        Low
                                                         ----        ---
          First quarter (through June 22, 2000).....    9 3/4       3 3/4

        Fiscal 2000:
          First quarter.............................   10           7
          Second quarter............................   10 1/16      3 1/4
          Third quarter.............................    5           2 5/8
          Fourth quarter............................    6 3/8       3 7/8

        As of June 22, 2000, there were 67 holders of record of the Company's Common Stock. There were 6,662,183 shares of Common Stock outstanding on June 22, 2000.

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

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below with respect to the Company's consolidated statements of income for the five fiscal years ended March 31, 1996, 1997, 1998, 1999 and 2000 and consolidated balance sheets as of March 31, 1996, 1997, 1998, 1999 and 2000 are derived from audited financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.

                                                                          Year Ended March 31,
                                                         ------------------------------------------------------
                                                           1996        1997       1998       1999       2000
                                                           ----        ----       ----       ----       ----
                                                           (In thousands, except per share and operating data)
Statement of Operations Data (1):
Revenue...............................................   $ 10,558    $ 18,819    $ 34,866   $ 59,653   $ 71,902
Cost of services......................................      5,207       8,706      17,664     29,755     38,113
                                                         --------    --------    --------   --------   --------
Gross Profit..........................................      5,351      10,113      17,202     29,898     33,789
Operating expenses:
    General and administrative........................      2,225       3,224       7,871     14,263     18,181
    Sales and marketing...............................      1,100       1,890       3,273      5,408      6,012
    Research and development..........................        614       1,272       1,747      1,938      2,178
                                                         --------    --------    --------   --------   --------
Income from operations................................      1,412       3,727       4,311      8,289      7,418
Interest expense (income), net........................         (2)         (2)        593      1,710      1,388
                                                         --------    --------    --------   --------   --------
Income before provision for income taxes..............      1,414       3,729       3,718      6,579      6,030
Provision for income taxes............................        682       1,917       1,599      2,768      2,625
                                                         --------    --------    --------   --------   --------
Net income............................................   $    732    $  1,812    $  2,119   $  3,811   $  3,405
                                                         ========    ========    ========   ========   ========

Basic earnings per share..............................   $   0.16    $   0.39    $   0.33   $   0.59   $   0.52
Diluted earnings per share............................   $   0.16    $   0.39    $   0.33   $   0.58   $   0.51
Weighted average common shares outstanding (2):
    Basic.............................................      4,625       4,625       6,346      6,487      6,595
    Dilutive effect of stock options and warrants.....         42          42         175        128        113
                                                         --------    --------    --------   --------   --------
    Diluted shares....................................      4,667       4,667       6,521      6,615      6,708
                                                         ========    ========    ========   ========   ========
Operating Data:
Number of employees...................................        145         282         471        534        686

                                                                             As of March 31,
                                                         ------------------------------------------------------
                                                           1996        1997       1998       1999       2000
                                                           ----        ----       ----       ----       ----
Balance Sheet Data (1):
Cash and cash equivalents.............................   $     70    $     60    $    964   $  7,595   $ 12,156
Working capital.......................................        530         152       3,160      4,196      4,423
Total assets..........................................      4,243       8,595      44,561     50,540     55,750
Long-term debt, less current portion..................         --         307      17,002     12,892      7,763
Total stockholders' equity............................      2,396       3,243      15,696     19,686     23,929

______________
(1) As of March 31, 1996, the date of the Reorganization, the interests of the shareholders of such entities other than one controlling shareholder have been accounted for as a purchase of minority interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview" under Item 7 of Part II hereof and Note 1 to the Notes to Consolidated Financial Statements under Item 8 of Part II hereof.
(2) See Note 1 to the Notes to Consolidated Financial Statements under Item 8 of Part II hereof for a description of weighted average number of common shares outstanding.

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

Overview

        ASI Solutions Incorporated (the "Company") is a leading national provider of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality, more effective workforce. The Company's services are organized into three core areas: performance improvement services, employment process outsourcing and compensation services and market share studies. The Company, which has been providing human resources services for over 20 years, believes that it is well positioned to be a single-source solution for organizations which outsource all or a portion of these human resources functions.

        The Company was founded in 1978 as a New York corporation by Bernard F. Reynolds, Eli Salig and Seymour Adler and was reorganized (the "Reorganization") in March 1996 as a Delaware holding company for its two subsidiaries, Assessment Solutions Incorporated ("Assessment Solutions") and Proudfoot Reports Incorporated ("Proudfoot"). On April 16, 1997, the Company completed the initial public offering of 1,800,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). On November 14, 1997, the Company acquired McLagan Partners Incorporated and its related entities.

        In fiscal 1994, the Company introduced and began generating revenue from a broader array of employment process outsourcing services and performance improvement services, which have favorably impacted the Company's results of operations since that time. In October 1996, the Company introduced its performance measuring services. In November 1997, the Company acquired McLagan, a provider of a comprehensive array of compensation services and market share studies primarily to the financial services and securities industries. From fiscal 1996 to fiscal 2000, the Company's revenue has increased at a compounded annual growth rate of approximately 55%, from $10.6 million in fiscal 1996 to $71.9 million in fiscal 2000.

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

        The Company's operations are subject to Federal and various state, local and foreign taxes, resulting in an effective tax rate typically of approximately 44%.

        Because of the significant size and financial resources of the Company's existing clients, write-offs for bad debts have historically not been material. As of March 31, 2000, the following five customers represented 43% of the Company's total accounts receivable: Bell Atlantic, SBC Corporation, Hewlett-Packard Company, American Express and Morgan Stanley Dean Witter.

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

      Fiscal 2000 Compared with Fiscal 1999

         Revenue. Revenue increased $12.2 million, or 20.5%, from $59.7 million in fiscal 1999 to $71.9 million in fiscal 2000. Performance Improvement Services revenue increased 23.7% to $21.2 million in fiscal 2000 from $17.1 million in fiscal 1999. Training and Development services accounted for the largest portion of the increase followed by revenue increases from the expansion of our client base in Performance Measurement. Employment Process Outsourcing revenue increased by 19.2% to $25.9 million in fiscal 2000 from $21.8 million in fiscal 1999. Increases in both employment outsourcing and background investigation contributed to the increase. Compensation Services and Market Share Studies revenue increased by 19.3% to $24.8 million in fiscal 2000 from $20.8 million in fiscal 1999. Increased survey and consulting revenue, both domestically and internationally, accounted for the increase.

         Cost of services. Cost of services increased by $8.3 million, or 28.1%, from $29.8 million in fiscal 1999 to $38.1 million in fiscal 2000. Higher personnel expenses, due to increased incentive obligations as well as higher headcount to support higher business volume, accounted for most of the increase. Higher telecommunications and service delivery expenses also related to higher volume contributed to the increase as well. As a percentage of revenue, cost of services was 49.9% in fiscal 1999 compared with 53% in fiscal 2000.

         General and administrative. General and administrative expense increased by $3.9 million, or 27.5%, from $14.3 million in fiscal 1999 to $18.2 million in fiscal 2000. Higher personnel and incentive expenses, a portion of which was due to a contractual obligation related to the acquisition of McLagan Partners in 1997, accounted for most of the increase. Higher professional fees related to information system upgrades in the Employment Process Outsourcing unit, also contributed to the increase. As a percentage of revenue, general and administrative expenses were 25.3% in fiscal 2000 compared with 23.9% in fiscal 1999.

         Sales and marketing. Sales and marketing expenses increased by $0.6 million, or 11.2%, from $5.4 million in fiscal 1999 to $6.0 million in fiscal 2000. New business development activities, including advertising, marketing and conferences account for most of the increase. As a percentage of revenue, sales and marketing expense was 8.4% in 2000 compared with 9.1% in fiscal 1999.

         Research and development. Research and development expenses increased by $0.3 million, or 12.4% from $1.9 million in fiscal 1999 to $2.2 million in fiscal 2000. Higher personnel expenses account for the increase. As a percentage of revenue, research and development expense was 3% in 2000 compared with 3.2% in fiscal 1999.

         Interest (expense) income, net. Net interest expense decreased from $1.7 million in fiscal 1999 to $1.4 million in fiscal 2000 due to lower borrowings outstanding as the Company's five year term loan continues to be paid.

         Provision for income taxes. The difference between the effective federal income tax provision calculated using statutory rates and the actual provision recorded is principally due to the effect of state and local taxes. As a percentage of pre-tax income, the provision for income taxes was 43.5% in fiscal 2000 compared with 42.1% in fiscal 1999. The increase was the result of additional state taxes, largely due to a change in business mix by state.

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

        Interest (expense) income, net. Net interest expense increased by $1.1 million from $.6 million in fiscal 1998 to $1.7 million in fiscal 1999 due to interest incurred on the debt to acquire McLagan Partners in November 1997 and interest on short term bank borrowings, used principally to provide working capital and to finance fixed asset additions.

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

        Cash flow provided by operating activities in fiscal 2000 was approximately $14,520,000, on net income of approximately $3,405,000, due to income generated from operations and increases in accounts payable and accrued expenses. Cash flow used in investing activities of approximately $1,624,000 in fiscal 2000 was primarily for fixed asset additions. Cash flow used in financing activities was approximately $8,483,000 in fiscal 2000 and was attributable to the repayment of outstanding debt.

        In November 1997, the Company entered into a new bank credit agreement (the "Credit Facility") which provides a $15 million term loan and a $5 million revolving credit facility. The revolving credit facility was subsequently increased to $10 million in December 1998. This agreement expires November 13, 2003. At March 31, 2000, borrowings under the term loan were $10,750,000 and there were no borrowings under the revolving credit facility. The Company also had borrowings at March 31, 2000 under an equipment lease facility of $474,900. The Credit Facility contains various financial and other covenants and conditions, including, but not limited to, limitations on capital expenditures and paying dividends, making acquisitions and incurring additional indebtedness. The Company received a waiver for non-compliance of certain loan covenants as of March 31, 2000.

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

Interest Rate Exposure

        The Company has entered into an interest rate swap at a fixed rate of 9% per annum on borrowings under its credit facility of up to $5,000,000. A one percent change in interest rates on variable rate debt would increase interest expense by approximately $60,000 based upon the variable rate debt outstanding at March 31, 2000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Accountants........................................   14

Consolidated Balance Sheets as of March 31, 2000 and 1999................   15

Consolidated Statements of Income for the years ended March 31, 2000,
  1999 and 1998..........................................................   16

Consolidated Statements of Stockholders' Equity for the years ended
  March 31, 2000, 1999 and 1998..........................................   17

Consolidated Statements of Cash Flows for the years ended March 31,
  2000, 1999 and 1998....................................................  18-19

Notes to Consolidated Financial Statements...............................  20-34

                       Report of Independent Accountants


To the Board of Directors and Stockholders of ASI Solutions Incorporated:

    In our opinion, the consolidated financial statements listed in the Index appearing under Item 8 on page 13 present fairly, in all material respects, the consolidated financial position of ASI Solutions Incorporated at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
New York, NY
May 12, 2000

ASI Solutions Incorporated
Consolidated Balance Sheets
March 31, 2000 and 1999

                                                                            2000                    1999
                                                                      ----------------        ----------------
ASSETS:
Current Assets:
    Cash and cash equivalents                                         $     12,155,795         $     7,595,366
    Accounts receivable, net                                                14,479,377              12,874,967
    Prepaid expenses and other current assets                                  765,721                 576,424
    Deferred income taxes                                                       75,918                 299,478
                                                                      ----------------        ----------------
        Total current assets                                                27,476,811              21,346,235

Property and equipment, net                                                  5,042,982               5,218,408
Intangible assets, net                                                      22,401,403              23,258,472
Deferred financing costs                                                       375,160                 391,386
Other assets                                                                   453,875                 325,518
                                                                      ----------------        ----------------
    Total assets                                                      $     55,750,231        $     50,540,019
                                                                      ================        ================

LIABILITIES  AND STOCKHOLDERS' EQUITY:

Current Liabilities:
    Current portion, notes payable to bank                            $      3,462,363        $      7,143,658
    Current portion, subordinated notes payable                              1,666,667               1,666,666
    Other debt                                                                  87,785                  66,501
    Accounts payable and accrued expenses                                   17,558,809               7,946,658
    Accrued income taxes                                                       278,287                 326,964
                                                                      ----------------        ----------------
        Total current liabilities                                           23,053,911              17,150,447

Deferred income taxes                                                          690,765                 543,593
Notes payable to bank, less current portion                                  7,762,537              11,224,900
Subordinated notes payable, less current portion                                                     1,666,667
Other liabilities                                                              313,528                 268,373
                                                                      ----------------        ----------------
        Total liabilities                                                   31,820,741              30,853,980

Commitments

Stockholders' Equity:
    Preferred stock, $.01 par value, authorized 2,000,000
     shares; no shares issued
    Common stock, $.01 par value, authorized 18,000,000
     shares; issued and outstanding 6,662,183 in 2000 and
     6,497,631 in 1999                                                          67,078                  65,432
    Additional paid in capital                                              11,477,820              11,038,250
    Accumulated other comprehensive income                                      (3,789)                 (7,839)
    Retained earnings                                                       12,388,381               8,982,927
    Less: Treasury stock, 45,534 shares at cost in 1999                                               (392,731)
                                                                      ----------------        ----------------
        Total stockholders' equity                                          23,929,490              19,686,039
                                                                      ----------------        ----------------
        Total liabilities & stockholders' equity                      $     55,750,231        $     50,540,019
                                                                      ================        ================


The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated
Consolidated Statements of Income
For each of the three years in the period ended March 31, 2000

                                                      2000          1999          1998
                                                  -----------   -----------   -----------

Revenue                                           $71,901,931   $59,653,278   $34,865,557
Cost of services                                   38,113,459    29,755,156    17,663,690
                                                  -----------   -----------   -----------
  Gross profit                                     33,788,472    29,898,122    17,201,867

Operating expenses:
  General and administrative                       18,180,554    14,263,341     7,871,423
  Sales and marketing                               6,012,223     5,407,659     3,272,518
  Research and development                          2,178,081     1,938,061     1,746,507
                                                  -----------   -----------   -----------

Income from operations                              7,417,614     8,289,061     4,311,419

Interest expense, net                               1,387,609     1,709,734       592,841
                                                  -----------   -----------   -----------

Income before provision for income taxes            6,030,005     6,579,327     3,718,578

Provision for income taxes                          2,624,551     2,768,439     1,598,989
                                                  -----------   -----------   -----------

     Net income                                   $ 3,405,454   $ 3,810,888   $ 2,119,589
                                                  ===========   ===========   ===========

Basic earnings per share                          $      0.52   $      0.59   $      0.33
                                                  ===========   ===========   ===========
Diluted earnings per share                        $      0.51   $      0.58   $      0.33
                                                  ===========   ===========   ===========

Weighted average common shares outstanding:

     Basic shares                                   6,594,695     6,487,253     6,346,053
     Diluted effect of stock options and
     warrants                                         113,320       128,018       175,345
                                                  -----------   -----------   -----------
     Diluted shares                                 6,708,015     6,615,271     6,521,398
                                                  ===========   ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated
Consolidated Statements of Stockholders' Equity
For each of the three years in the period ended March 31, 2000

                                  ASI Solutions                  Accumulated
                                  Incorporated      Additional      Other                   Deferred
                                  Common Stock       Paid-In    Comprehensive    Retained   Offering    Treasury
                                Shares     Amount    Capital       Income        Earnings     Costs       Stock       Total
                                ------     ------    -------       ------        --------     -----       -----       -----
April 1, 1997                  4,625,158  $46,252  $ 1,109,218                 $ 3,052,450  $(965,034)              $ 3,242,886

Comprehensive Income:
Net income                                                                       2,119,589                            2,119,589
Translation adjustment                                             $  9,382                                               9,382
                                                                                                                    -----------
Total Comprehensive Income                                                                                            2,128,971
                                                                                                                    -----------
Issuance of common
stock in initial public
offering and payment of
offering costs                 1,800,000   18,000    9,016,283                                965,034                 9,999,317

Transfer of common stock
back to the company              (45,534)                                                               $(392,731)     (392,731)

Issuance of common
stock for Employee Stock
Purchase Plan                     17,077      171       86,927                                                           87,098

Issuance of common
stock for acquisition of
McLagan Partners, Inc.            50,000      500      449,500                                                          450,000

Issuance of common stock
related to bank financing         20,000      200      179,800                                                          180,000
                               ------------------------------------------------------------------------------------------------
March 31, 1998                 6,466,701   65,123   10,841,728        9,382      5,172,039       -       (392,731)   15,695,541

Comprehensive Income:
Net income                                                                       3,810,888                            3,810,888
Translation adjustment                                              (17,221)                                            (17,221)
                                                                                                                    -----------
Total Comprehensive Income                                                                                            3,793,667
                                                                                                                    -----------
Issuance of common
stock for Employee Stock
Purchase Plan                     30,930      309      196,522                                                          196,831
                               ------------------------------------------------------------------------------------------------
March 31, 1999                 6,497,631   65,432   11,038,250       (7,839)     8,982,927       -       (392,731)   19,686,039


Comprehensive Income:
Net income                                                                       3,405,454                            3,405,454
Translation adjustment                                                4,050                                               4,050
                                                                                                                    -----------
Total Comprehensive Income                                                                                            3,409,504
                                                                                                                    -----------
Issuance of common
stock for Employee
Stock Purchase Plan               84,488      845      360,124                                                          360,969

Employee Stock Grant              53,685      537       44,713                                            392,731       437,981

Exercise of employee
stock options                     26,379      264       34,733                                                           34,997
                               ------------------------------------------------------------------------------------------------
March 31, 2000                 6,662,183  $67,078  $11,477,820     $ (3,789)   $12,388,381       -           -      $23,929,490
                               ================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated
Consolidated Statements of Cash Flows
For each of the three years in the period ended March 31, 2000

                                                                        2000           1999           1998
                                                                    ------------   ------------   ------------
Cash flow from operating activities:
Net income:                                                         $  3,405,454   $  3,810,888   $  2,119,589
Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                      2,656,118      2,418,164      1,378,232
    Provision for doubtful accounts                                         (772)        75,503        108,153
    Loss on fixed asset disposal                                           2,903
    Other                                                                106,225         90,703        112,929
    Deferred income taxes                                                370,732        (72,867)       244,589
    Stock compensation                                                   437,981
    Changes in assets and liabilities, net of the
      effect of business acquisitions:
      Accounts receivable                                             (1,575,319)    (2,231,542)    (6,622,371)
      Prepaid expenses and other current assets                         (187,933)        22,084       (334,960)
      Other assets                                                       (95,239)        (2,597)       (31,890)
      Accounts payable and accrued expenses                            8,597,309      3,397,558      1,253,616
      Income taxes                                                       768,606        630,713       (876,260)
      Other liabilities                                                   33,464
                                                                    ------------   ------------   ------------

Net cash provided by (used in) operating activities                   14,519,529      8,138,607     (2,648,373)
                                                                    ------------   ------------   ------------

Cash flow from investing activities:
Acquisition of property and equipment                                 (1,516,943)    (1,411,205)    (3,556,780)
Acquisition of  businesses                                                                         (16,943,188)
Other                                                                   (107,488)       (40,333)      (103,649)
                                                                    ------------   ------------   ------------

Net cash (used in) investing activities                               (1,624,431)    (1,451,538)   (20,603,617)
                                                                    ------------   ------------   ------------

Cash flow from financing activities:
Proceeds from borrowings                                                                            21,102,238
Repayment of debt                                                     (8,789,040)    (2,119,435)    (4,834,080)
Payment of financing costs                                               (90,000)       (25,000)      (312,048)
Restricted cash                                                                       1,891,821     (1,891,821)
Proceeds from issuance of common stock, net                              395,965        196,831     10,086,415
                                                                    ------------   ------------   ------------

Net cash (used in) provided by financing activities                   (8,483,075)       (55,783)    24,150,704
                                                                    ------------   ------------   ------------

Effect of exchange rate changes on cash and cash equivalents             148,406            (26)         5,202
                                                                    ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                   4,560,429      6,631,260        903,916

Cash and cash equivalents at beginning of period                       7,595,366        964,106         60,190
                                                                    ------------   ------------   ------------

Cash and cash equivalents at end of period                          $ 12,155,795   $  7,595,366   $    964,106
                                                                    ============   ============   ============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                        $  1,277,535   $  1,588,680   $    658,049
    Income taxes                                                    $  1,450,591   $  2,328,978   $  2,240,600


The accompanying notes are an integral part of these consolidated financial statements.

ASI Solutions Incorporated
Consolidated Statements of Cash Flows (continued)
For each of the three years in the period ended March 31, 2000

                                                                2000           1998
                                                            ------------   ------------
Supplemental disclosures of non-cash investing and
   financing activities:

Capital lease obligations:
   Incurred                                                 $     55,690
   Terminated                                                     25,883

Transfer of common stock back to the Company
   in full satisfaction of shareholder debt                                $    392,731

Common stock issued in connection with acquisitions                             450,000

Common stock issued in connection with debt
   financing                                                                    180,000

Issuance of subordinated debt in connection with
   acquisitions                                                               5,000,000

Issuance of notes in connection with acquisitions                               401,500


Details of acquisitions (Note 3):

Fair value of assets acquired (including goodwill)                         $ 23,794,688
Liabilities assumed                                                          (1,000,000)
Notes issued                                                                 (5,401,500)
Stock issued                                                                   (450,000)
                                                                           ------------
Cash utilized for acquisitions                                             $ 16,943,188
                                                                           ============




  The accompanying notes are an integral part of these consolidated financial statements

ASI Solutions Incorporated
Notes to Consolidated Financial Statements


1.   Organization and Basis of Presentation:
     --------------------------------------

On March 26, 1996, ASI Solutions Incorporated (the "Company") was incorporated in the State of Delaware. Effective March 31, 1996, the Company issued 4,625,158 shares of Common Stock in exchange for substantially all of the issued and outstanding shares of common stock of Proudfoot Reports Incorporated ("PRI") and 95% of the common stock of Assessment Solutions Incorporated ("Assessment Solutions"). During fiscal 1997, the remaining 5% of the outstanding common stock of Assessment Solutions was redeemed. The initial stockholders of the Company were also the principal stockholders of PRI and Assessment Solutions, the two previously separate but commonly controlled companies. After the reorganization, Assessment Solutions and PRI are wholly owned subsidiaries of the Company. On August 29, 1997, the Company acquired the assets of Effective Learning Systems. On November 13, 1997, the Company's newly created subsidiary McLagan Partners Inc. ("McLagan Partners") acquired substantially all of the assets and business operations of McLagan Partners Incorporated and subsidiaries. The Company, Assessment Solutions, PRI and McLagan Partners are hereinafter referred to collectively as the "Company."

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of accounts receivable and cash deposits. Cash deposits generally do not exceed insurable limits. Accounts receivable are concentrated among a limited number of major companies. To reduce credit risk, the Company performs credit evaluations of its customers but does not generally require collateral. One customer represented 28% of revenue for the years ended March 31, 2000 and 1999, and 30% of revenue for the year ended March 31, 1998. Revenues from the Company's top five customers represented approximately 46% of total revenues for the years ended March 31, 2000 and 1999, and 55% for the year ended 1998. Accounts receivable from the Company's top five customers represented approximately 43% and 42% of total accounts receivable at March 31, 2000 and 1999, respectively.

Allowances for doubtful accounts were approximately $186,000 as of March 31, 2000 and 1999, and $122,000 as of March 31, 1998. Accounts receivable write-offs amounted to $20,934 for fiscal year ended March 31, 1999. There were no accounts receivable write-offs for fiscal years ended March 31, 2000 or 1998.

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

Intangible Assets

Intangible assets principally include customer lists, covenants not to compete and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill). The intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 40 years. Amortization expense relating to intangible assets was approximately $929,000, $913,000 and $401,000 for the years ended March 31, 2000, 1999 and 1998, respectively. Accumulated amortization relating to intangible assets was $2,314,186 and $1,393,990 as of March 31, 2000 and 1999, respectively.

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

Deferred Financing Costs

Deferred financing costs represent fees incurred in connection with the Company's Credit Agreement and are being amortized, using the straight-line method, over the length of the related term loan. Amortization expense was $106,226 and $93,689 for the years ended March 31, 2000 and 1999, respectively.

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

Earnings Per Share

In 1998, the Company adopted Statement of Financial Accounting Standards
No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated, to conform to the SFAS 128 requirements. Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the year.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." As permitted under SFAS 123, the Company continues to measure compensation cost in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

Recently Issued Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement 133," which postponed the adoption of SFAS No. 133. The Company does not anticipate the statement to have a significant effect on its current financial reporting and disclosure requirements.

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

4.   Property and Equipment:
     ----------------------

Property and equipment are comprised of the following:

                                                           2000           1999
                                                       -----------    -----------
Furniture and equipment                                $ 9,362,145    $ 7,901,792
Capitalized software                                       696,925        652,848
Leasehold improvements                                     363,150        357,422
                                                       -----------    -----------
                                                        10,422,220      8,912,062
Less, accumulated depreciation and amortization          5,379,238      3,693,654
                                                       -----------    -----------
                                                       $ 5,042,982    $ 5,218,408
                                                       ===========    ===========

     Depreciation and amortization expense relating to furniture and equipment and leasehold improvements was approximately $1,584,000, $1,374,000 and $858,000 for the years ended March 31, 2000, 1999 and 1998, respectively. Amortization expense relating to capitalized software was approximately $139,000, $131,000 and $83,000 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

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

The term loan bears interest at the prime rate (9% at March 31, 2000) plus 0.25 percent or the eurodollar rate (.9553 at March 31, 2000) plus 3.25 percent. The payment schedule under the term loan calls for quarterly installment payments beginning on March 31, 1998. Borrowings under the revolving credit facility bear interest at the prime rate or an optional eurodollar based rate. The Company has entered into an interest rate swap at a fixed rate of 9% per annum on borrowings under its credit facility of up to $5,000,000. As of March 31, 2000 and 1999, borrowings under the term loan were $10,750,000 and $13,000,000, respectively. There were no borrowings under the revolving credit facility at March 31, 2000.

Borrowings under the revolving credit facility were $4,700,000 at March 31, 1999.

The Credit Agreement, which originally expired on November 13, 2002, was amended during fiscal 2000 to extend the term to November 13, 2003 at which time any outstanding principal and interest is payable. Any financing costs associated with the debt are being amortized over the remaining term of the agreement. The Credit Agreement contains various financial and other covenants and conditions, including but not limited to limitations on capital expenditures and dividend payments, making acquisitions and incurring additional indebtedness. The Company received a waiver for non-compliance of certain loan covenants as of March 31, 2000.

The Company also has two equipment notes payable to a bank in the amount of $474,900 and $668,558 at March 31, 2000 and 1999, respectively. Such notes are payable monthly and bear interest at 8.97% and 9.65%.

Subordinated Notes Payable:
--------------------------

In connection with the acquisition of McLagan (See Note 3), the Company issued $5 million of subordinated notes bearing interest at 8% per annum and payable in three equal principal installments on each of April 30, 1998, 1999 and 2000. Such notes are subordinated to the Company's Credit Facility and equipment borrowings. The amount outstanding under such notes as of March 31, 2000 was $1,666,667. The note was satisfied on April 30, 2000.

Amounts due on the Company's debt financings discussed above are as follows:

               2001           $  5,216,815
               2002              4,315,694
               2003              3,446,843
                              ------------
                              $ 12,979,352
                              ============

6.   Accounts Payable and Accrued Expenses:
     -------------------------------------

Accounts payable and accrued expenses are comprised of the following:

                                                  2000                 1999
                                             --------------      --------------

Accounts payable                              $  4,012,038        $  1,205,870
Bonuses                                          8,513,377           4,938,826
Payroll, payroll taxes and benefits              1,388,915             679,595
Customer advances                                2,414,950                   -
Interest                                           126,319             259,769
Professional fees                                  279,682             184,123
Other                                              823,528             678,475
                                             --------------      --------------
                                              $ 17,558,809        $  7,946,658
                                             ==============      ==============

7.   Lease Commitments:
     -----------------

The Company leases facilities under various operating leases that expire on various dates through 2010. The leases include escalations for operating expenses and real estate taxes. Rent expense charged to operations was $2,361,000, $2,139,000 and $1,585,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

As of March 31 2000, future minimum annual rental payments under non-cancelable operating leases are as follows:

                    Fiscal Year
                    -----------
                    2001                     $ 1,706,718
                    2002                       1,422,079
                    2003                       1,364,570
                    2004                       1,251,368
                    2005                         911,762
                    Thereafter               $ 2,830,098

8.   Related Party Transactions:
     ---------------------------

A director of the Company is also a partner of the law firm that is the Company's general counsel. Expenses incurred by the Company for legal services provided by this law firm were approximately $221,000, $241,000 and $691,000 for the years ended March 31, 2000, 1999 and 1998, respectively. In addition this director was issued options to purchase 5,000 shares of common stock at a price of $6.50 on January 15, 1997 and options to purchase 5,000 shares of common stock at a price of $6.50 on November 4, 1998.

9.   Income Taxes:
     ------------

The provision for income taxes consists of:

                                                       2000           1999           1998
                                                  -------------  -------------  -------------
Current:
Federal                                            $ 1,092,948    $ 1,436,018    $   798,961
State and local                                        408,319        769,094        332,986
Foreign                                                752,552        636,194        222,453
Deferred                                               370,732        (72,867)       244,589
                                                  -------------  -------------  -------------
                                                   $ 2,624,551    $ 2,768,439    $ 1,598,989
                                                  =============  =============  =============

The tax provision for the year ended March 31, 2000 also included a $55,182 charge pertaining to an examination by the Internal Revenue Service.

The difference between the statutory Federal income tax rate and the effective income tax rate is reconciled as follows:

                                                       2000           1999           1998
                                                  -------------  -------------  -------------
Statutory Federal income tax rate provision        $ 2,050,202    $ 2,236,971    $ 1,264,317
State and local taxes, net of Federal benefit          315,363        507,593        194,853
Non-deductible expenses                                 89,802         72,306         64,703
Prior year income taxes                                 55,182
Other                                                  114,002        (48,431)        75,116
                                                  -------------  -------------  -------------
                                                   $ 2,624,551    $ 2,768,439    $ 1,598,989
                                                  =============  =============  =============

The components of deferred tax assets and liabilities as of March 31, 2000 and 1999, are as follows:

                                                       2000           1999
                                                  -------------  -------------
Current:
Bad debt reserve                                   $    75,918    $    75,918
Accrued bonus                                                         223,560
                                                  -------------  -------------
Net current asset                                  $    75,918    $   299,478
                                                  -------------  -------------
Non-current:
Foreign Tax Credit                                 $    82,634    $    82,634
Straight-lining rent payments                          111,799        109,222
Fixed and intangible assets                           (885,198)      (735,449)
                                                  -------------  -------------
Net non-current liability                             (690,765)      (543,593)
                                                  -------------  -------------
Net deferred tax liability                         $  (614,847)   $  (244,115)
                                                  =============  =============

10.  Retirement Plans:
     ----------------

The Company has a 401(k) profit sharing plan, covering substantially all employees. Employees can contribute to a maximum of 15% of their earnings up to IRS limitations. Contributions can be made by the Company on a discretionary basis and vest over a five-year period. Contributions made by the Company to the plan for the years ended March 31, 2000, 1999 and 1998 were approximately $475,000, $317,000 and $75,000, respectively.

McLagan Partners, Inc. employees are covered under a separate plan. Employees are eligible after one year of service. Employees are not required to make contributions to the plan. The Company makes a discretionary contribution based on the total compensation of participants. Contributions made by the Company to the plan for the years ended March 31, 2000 and 1998 were approximately $178,000 and $34,000, respectively. There were no contributions made by the Company to the plan for the year ended March 31, 1999.

11.  Stock Plans:
     -----------

Stock Option and Grant Plan

The Company's Stock Option and Grant Plan (the "Option Plan") was adopted by the Company's Board of Directors as of March 31, 1996 and approved by its stockholders on January 16, 1997. Officers, directors, employees, consultants and key persons of the Company are eligible to participate in the Option Plan. The Option Plan currently provides that options for an aggregate of 1,600,000 shares of Common Stock are available for award (at a price of no less than the fair market value of the underlying stock at grant date) which generally vest ratably over three years and expire ten years from the date of grant.

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

Directors' Stock Option Plan

In January 1997, the Company adopted a stock option and grant plan for non-employee directors pursuant to which options to acquire a maximum aggregate of 100,000 shares of Common Stock may be granted to non-employee directors. The options issued vest ratably over three years, expire ten years from grant date and cannot have exercise prices less than the fair market value of the Common Stock on date of grant.

Restricted Stock

During fiscal 2000 the Company issued 53,685 shares of restricted Class A common stock to certain key employees. As such shares are fully vested, the Company has recognized the full amount of compensation expense, approximately $438,000, during fiscal 2000, representing the fair market value of the stock on the issuance date.

Summary of Options

A summary of stock option transactions for the years ended March 31, 2000, 1999 and 1998 is as follows:

                                          2000                          1999                          1998
                               --------------------------    ---------------------------   --------------------------

                                               Weighted                      Weighted                      Weighted
                                                Average                       Average                       Average
                                               Exercise                      Exercise                      Exercise
                                  Shares         Price          Shares         Price          Shares         Price
                               ------------  ------------    ------------  -------------   ------------  ------------
Outstanding,
Beginning of year                1,073,103     $   7.49          790,533     $    7.26         393,533     $    5.75
Granted                            409,000         6.39          314,000          8.05         406,000          8.71
Forfeited/expired                 (122,090)        7.81          (31,430)         7.46          (9,000)         6.50
Exercised                          (26,379)        1.33
                               ------------                  ------------                  ------------
Options outstanding,
end of year                      1,333,634     $   7.12        1,073,103     $    7.49         790,533     $    7.26
                               ============                  ============                  ============
Options exercisable,
end of year                        580,252     $   7.16          436,177     $    6.49         245,866     $    5.30
                               ============                  ============                  ============
Options available for
grant, end of year                 339,987                       176,897                        59,467
                               ============                  ============                  ============
Weighted average fair
value of options
granted during the year         $     3.92                    $     3.88                    $     2.92
                               ============                  ============                  ============

     The Company has applied the disclosure-only provision for SFAS 123. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended March 31, 2000, 1999 and 1998.

                                                                    2000                 1999               1998
                                                               ----------------     ---------------     --------------
Net income attributable to common
stockholders as reported                                         $    3,405,454      $    3,810,888      $   2,119,589
                                                               ================     ===============     ==============

Unaudited pro forma net income                                   $    2,849,339      $    3,536,324      $   1,921,552
                                                               ================     ===============     ==============

Basic earnings per share, as reported                            $         0.52      $         0.59      $        0.33
                                                               ================     ===============     ==============

Diluted earnings per share, as reported                          $         0.51      $         0.58      $        0.33
                                                               ================     ===============     ==============

Unaudited pro forma basic earnings per share                     $         0.43      $         0.55      $        0.30
                                                               ================     ===============     ==============

Unaudited pro forma diluted earnings per share                   $         0.42      $         0.53      $        0.29
                                                               ================     ===============     ==============


The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions; no dividend yield; expected volatility of 60%, 55% and 40% in 2000, 1999 and 1998, respectively; risk-free interest rate (ranging from 5.96%-6.69% in 2000, 4.74%-5.61% in 1999 and 5.74%-6.37% in 1998); and expected lives ranging from approximately two to five years.

The following table summarizes information about stock options outstanding at March 31, 2000:

                                               Weighted
                                               Average           Weighted                             Weighted
       Range of                               Remaining          Average                              Average
       Exercise              Shares          Contractual         Exercise           Shares            Exercise
        Prices             Outstanding           Life             Price           Exercisable          Price
  -------------------     --------------    ---------------    -------------    ----------------    -------------
      $  0.35 to 1.22             25,846               6.25     $       0.35              25,846          $  0.35
         4.00 to 5.25            220,000               9.87             4.99                   0             0.00
         6.50 to 7.75            511,308               7.43             6.72             378,807             6.70
         7.84 to 9.00            445,980               8.23             8.64             132,098             9.00
         9.25 to 9.63            130,500               8.14             9.63              43,500             9.63
                          --------------    ---------------    -------------    ----------------    -------------
       $ 0.35 to 9.63          1,333,634               8.15          $  7.12             580,251          $  7.16
                          ==============    ===============    =============    ================    =============


For the years ended March 31, 1999 and 1998, no options were exercised or expired.

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



13.   Employment Agreements:
      ---------------------

In January 1997, the Company entered into employment agreements with three key executives that expire on the third anniversary of the date upon which the Company notifies the executive of the Company's intention to terminate (except in the case of termination due to cause) their employment. The agreements provide for aggregate salaries per annum, which were $1,060,000 in fiscal 2000, plus fringe benefits and an annual bonus to be determined by the Board of Directors. Each employment agreement includes a covenant not to compete with the Company for a period of three years after employment ceases.

In November 1997, the Company entered into employment agreements with four key executives of McLagan Partners, Inc. that expired on March 31, 2000. The agreements were extended with the same terms through March 31, 2001. The agreements provide for aggregate base salaries of $600,000 and aggregate annual incentive payments if certain performance targets are met. All incentive payments amount to (a) for the period January 1, 1998 through March 31, 1999, 100% of McLagan's income between $4.5 and $6.75 million and 60% of the income in excess of $6.75 million, and (b) for fiscal year 2000, 100% of McLagan's income between $3.6 and $5.4 million and 60% of income in excess of $5.4 million. The agreements include covenants not to compete with the Company for periods between two and three years beyond the term of their employment with the Company. In connection with this incentive plan, $5,465,020 was paid to the officers in fiscal 2001. Incentive payments for 1999 of $4,254,000 were paid to the officers in May 1999, and at the request of the officers, $841,278 was paid to employees in fiscal 1998.


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

The table below presents information on the revenues and operating contribution for each segment for the three years ended March 31, 2000, and items which reconcile segment operating contribution to the Company's reported pre-tax income.

                                                                                  Year Ended March 31,
                                                                 2000                 1999                  1998
                                                             --------------     ---------------       ---------------
                                                                                 (In Thousands)
Revenue:
Performance Improvement Services                             $      21,158       $        17,104       $        14,538
Employment Process Outsourcing                                      25,946                21,763                14,381
Compensation Services and Market Share Studies                      24,798                20,786                 5,946
                                                             -------------      ----------------       ---------------
                                                             $      71,902       $        59,653       $        34,865
                                                             -------------      ----------------       ---------------
Operating contribution:
Performance Improvement Services                             $       7,512       $         6,878       $         6,755
Employment Process Outsourcing                                       8,280                 8,500                 5,304
Compensation Services and Market Share Studies                       5,068                 4,370                 2,091
                                                             -------------      ----------------       ---------------
                                                             $      20,860       $        19,748       $        14,150
                                                             -------------      ----------------       ---------------
Consolidated expenses (income):
Interest, net                                                $       1,388       $         1,710       $           593
Depreciation and Amortization                                        2,656                 2,418                 1,378
Selling, General and Administrative and
   Research and Development                                         10,786                 9,041                 8,460
                                                             -------------      ----------------       ---------------
                                                             $      14,830                13,169                10,431
                                                             -------------      ----------------       ---------------
Income before income taxes                                   $       6,030      $          6,579       $         3,719
                                                             -------------      ----------------       ---------------

Identifiable Assets:
Performance Improvement and Employment Process
   Outsourcing                                               $      13,384      $         13,136       $        12,644
Compensation Services and Market Share Studies                       6,592                 5,283                 3,684
Corporate                                                           12,997                 8,471                 3,641
                                                             -------------      ----------------       ---------------
                                                             $      32,973      $         26,890       $        19,969
                                                             =============      ================       ===============


The Company began providing compensation and market share studies in November 1997 with the acquisition of McLagan, through its United States and international offices. All other revenues are generated in the United States. International revenues in fiscal 2000, 1999 and 1998 were $8,362,835, $6,775,828 and $1,893,879, respectively.

15.  Quarterly Results of Operations (Unaudited):
     -------------------------------------------

The following tables set forth unaudited financial data for each of the eight consecutive fiscal quarters ended March 31, 2000.

                                                                       Quarter Ended
                                                    June 30       Sept. 30        Dec. 31        March 31
                                                  -----------   ------------    -----------    ------------
2000:
Revenue                                            $  15,899     $   15,239      $  20,252      $   20,512
Gross Profit                                           7,587          6,863          9,503           9,835

Income before provision for income taxes               1,725            303          1,302           2,700
Net income                                             1,008            175            719           1,503

Diluted earnings per share                         $    0.15     $     0.03      $    0.11      $     0.22

1999:
Revenue                                            $  12,013     $   14,844      $  18,058      $   14,739
Gross Profit                                           6,149          7,630          8,985           7,134

Income before provision for income taxes               1,504          1,570          1,949           1,556
Net income                                               854            914          1,121             922

Diluted earnings per share                         $    0.13     $     0.14      $    0.17      $     0.14

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission.


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

      10.2         Registration Rights Agreement between the Company, Bernard F.
                   Reynolds, Eli Salig and Seymour Adler, Ph.D. (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.3 Stock Option and Grant Plan of the Company (incorporated by reference to the relevant exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (filed June 27, 1997))

      10.4 Director's Stock Option Plan of the Company (incorporated by reference to the relevant exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (filed June 27, 1997))

      10.5 Employee Stock Purchase Plan of the Company (incorporated by reference to the relevant exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (filed June 27, 1997))

      10.6         Employment Agreement between the Company and Bernard F.
                   Reynolds (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.7 Employment Agreement between the Company and Eli Salig (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.8 Employment Agreement between the Company and Seymour Adler, Ph.D. (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.9 Sublease dated July 2, 1996 between Assessment Solutions and Nikon Inc. regarding the space at 1300 Walt Whitman Road, Melville, New York (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.10 Lease dated January 27, 1984 between Assessment Solutions and 780 Third Avenue Associates regarding the space at 780 Third Avenue, New York, New York, and the Third Amendment to the lease dated August 7, 1996 by and among Assessment Solutions, Proudfoot and 780 Third Avenue Associates (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.11 Sublease dated October 6, 1994 between Proudfoot and Nikon, Inc. regarding the space at 1300 Walt Whitman Road, Melville, New York, and the Amendment to the sublease, dated July 2, 1996 (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.12        (Intentionally omitted)

      10.13 Commitment letter dated March 3, 1997 between the Company and Fleet Bank, N.A. (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

     +10.14 Agreement by and between Assessment Solutions and TeleSector Resources Group, Inc. (incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-1 (File No. 333-20401) filed on January 24, 1997, as amended)

      10.15 Lease Agreement by and between 320 Expressway Associates and the Company, dated March 27, 1997 (incorporated by reference to the relevant exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (filed August 14, 1997))

     +10.16 Amendment No. 06 dated October 6, 1997 to the Agreement by and between Assessment Solutions and TeleSector Resources Group, Inc., d/b/a Bell Atlantic Network Services (incorporated by reference to the relevant exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (filed January 30, 1998))

     +10.17 Amendment No. 07 dated January 12, 1998 to the Agreement by and between Assessment Solutions and TeleSector Resources Group, Inc., d/b/a Bell Atlantic Network Services (incorporated by reference to the relevant exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (filed January 30, 1998))

      10.18        Form of Employment Agreement between McLagan Partners, Inc.
                   and its senior officers (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

      10.19 McLagan Partners, Inc. Incentive Compensation Plan (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

      10.20 Credit Agreement dated as of November 13, 1997 among the Company, McLagan Partners, Inc., The Chase Manhattan Bank, as Administrative Agent for the Lenders thereunder, and the other Lenders identified therein (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

     *10.21 First Amendment and Waiver dated April 21, 1998 to the Credit Agreement among the Company, McLagan Partners, Inc., The Chase Manhattan Bank, as Administrative Agent for the Lenders thereunder, and the other Lenders identified therein (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

     *10.22 Second Amendment dated December 17, 1998 to the Credit Agreement among the Company, McLagan Partners, Inc., The Chase Manhattan Bank, as Administrative Agent for the Lenders thereunder, and the other Lenders identified therein (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

     *10.23 Third Amendment dated August 23, 1999 to the Credit Agreement among the Company, McLagan Partners, Inc., The Chase Manhattan Bank, as Administrative Agent for the Lenders thereunder, and the other Lenders identified therein (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

     *10.24 Waiver dated November 12, 1999 to the Credit Agreement among the Company, McLagan Partners, Inc., The Chase Manhattan Bank, as Administrative Agent for the Lenders thereunder, and the other Lenders identified therein (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

     *10.25 Fourth Amendment and Consent dated February 11, 2000 to the Credit Agreement among the Company, McLagan Partners, Inc., The Chase Manhattan Bank, as Administrative Agent for the Lenders thereunder, and the other Lenders identified therein (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

     *10.26 Waiver and consent dated April 27, 2000 to the Credit Agreement among the Company, McLagan Partners, Inc., The Chase Manhattan Bank, as Administrative Agent for the Lenders thereunder, and the other Lenders identified therein (incorporated by reference to the relevant exhibit to the Company's Current Report on Form 8-K dated November 13, 1997 (filed November 24, 1997))

      21.1         List of Subsidiaries of the Company

     *23.1         Consent of PricewaterhouseCoopers LLP

     *27.1         Financial Data Schedule

     ____________
       + Confidential treatment has been granted as to a portion of this document by order of the SEC.

       *  Filed herewith

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASI SOLUTIONS INCORPORATED


                                  By: /s/ Michael J. Mele
                                      -----------------------------------------
                                      Michael J. Mele
                                      Senior Vice President and Chief Financial
                                      Officer

Dated: June 26, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                Title                                       Date
          ---------                                -----                                       ----
/s/ Bernard F. Reynolds                 Chairman of the Board and Chief                    June 26, 2000
---------------------------------                                                          -------------
Bernard F. Reynolds                     Executive Officer (Principal Executive
                                        Officer)

/s/ Eli Salig                           President and Chief Operating Officer              June 26, 2000
---------------------------------                                                          -------------
Eli Salig                               (Principal Operating Officer) and Director


/s/ Seymour Adler                       Executive Vice President and Director              June 26, 2000
---------------------------------                                                          -------------
Seymour Adler


/s/ Michael J. Mele                     Senior Vice President and Chief Financial          June 26, 2000
---------------------------------                                                          -------------
Michael J. Mele                         Officer (Principal Financial and Accounting
                                        Officer)


/s/ David Tory                          Director                                           June 26, 2000
---------------------------------                                                          -------------
David Tory


/s/ Michael J. Boylan                   Director                                           June 26, 2000
---------------------------------                                                          -------------
Michael J. Boylan


/s/ Ilan Kaufthal                       Director                                           June 26, 2000
---------------------------------                                                          -------------
Ilan Kaufthal

/s/ Carl Seldin Koerner              Secretary and Director        June 26, 2000
---------------------------------                                  -------------
Carl Seldin Koerner


 /s/ F. Samuel Smith                 Director                      June 26, 2000
---------------------------------                                  -------------
F. Samuel Smith