Form 10-Q
period 2000-06-30
ASI SOLUTIONS INC
filed 2000-08-09
CIK 1029445

                                     DRAFT

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on July 25, 2000 was 6,738,122.

PART I.  FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

ASI Solutions Incorporated
Consolidated Balance Sheets
June 30, 2000 and March 31, 2000

                                                            June 30,                 March 31,
                                                              2000                     2000
                                                          (Unaudited)
                                                       -----------------        -----------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                  $ 3,031,859              $12,155,795
  Accounts receivable, net                                    14,813,654               14,479,377
  Prepaid expenses and other current assets                      652,303                  765,721
  Deferred income taxes                                           75,918                   75,918
                                                       -----------------        -----------------
     Total current assets                                     18,573,734               27,476,811

Property and equipment, net                                    5,122,326                5,042,982
Intangible assets, net                                        22,209,503               22,401,403
Deferred financing costs                                         339,989                  375,160
Other assets                                                     405,695                  453,875
                                                       -----------------        -----------------
     Total assets                                            $46,651,247              $55,750,231
                                                       =================        =================

LIABILITIES  AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion, notes payable to bank                     $ 3,717,315              $ 3,462,363
  Current portion, subordinated notes payable                                           1,666,667
  Other debt                                                      52,837                   87,785
  Accounts payable and accrued expenses                        7,660,499               17,558,809
  Income taxes payable                                         1,427,082                  278,287
                                                       -----------------        -----------------
     Total current liabilities                                12,857,733               23,053,911

Deferred income taxes                                            690,765                  690,765
Notes payable to bank, less current portion                    6,706,316                7,762,537
Other liabilities                                                320,981                  313,528
                                                       -----------------        -----------------
     Total liabilities                                        20,575,795               31,820,741

Stockholders' Equity:
  Common stock                                                    67,837                   67,078
  Additional paid in capital                                  11,686,652               11,477,820
  Accumulated other comprehensive (loss)                        (249,657)                  (3,789)
  Retained earnings                                           14,570,620               12,388,381
                                                       -----------------        -----------------

     Total stockholders' equity                               26,075,452               23,929,490
                                                      ------------------        -----------------
     Total liabilities & stockholders' equity                $46,651,247              $55,750,231
                                                       =================        =================

The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Income
For the Three Months Ended June 30, 2000 and 1999




                                                            2000                        1999
                                                   ----------------------      ----------------------
Revenue                                                       $23,086,614                 $15,899,242
Cost of services                                               11,901,595                   8,312,333
                                                   ----------------------      ----------------------
    Gross profit                                               11,185,019                   7,586,909

Operating expenses:
    General and administrative                                  4,594,587                   3,639,977
    Sales and marketing                                         1,908,228                   1,321,365
    Research and development                                      601,934                     501,952
                                                   ----------------------      ----------------------

Income from operations                                          4,080,270                   2,123,615

Interest expense, net                                             290,300                     399,075
                                                   ----------------------      ----------------------

Income before provision for income taxes                        3,789,970                   1,724,540

Provision for income taxes                                      1,607,731                     716,742
                                                   ----------------------      ----------------------

Net income                                                    $ 2,182,239                 $ 1,007,798


Basic earnings per share                                            $0.32                       $0.15
                                                   ======================      ======================
Diluted earnings per share                                          $0.32                       $0.15
                                                   ======================      ======================



Weighted average common shares outstanding:
          Basic shares                                          6,738,122                   6,538,813
          Diluted effect of stock options and
           warrants                                                46,602                     206,526
                                                   ----------------------      ----------------------
          Diluted shares                                        6,784,724                   6,745,339
                                                   ======================      ======================

The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended June 30, 2000 and 1999

                                                                    2000                       1999
                                                            --------------------        -------------------
Cash flow from operating activities:
 Net income:                                                        $  2,182,239                $ 1,007,798
 Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                                         699,094                    631,962
   Provision for doubtful accounts                                        50,818
   Other                                                                  35,171                     24,903
   Changes in assets and liabilities:
      Accounts receivable                                               (469,019)                  (942,667)
      Prepaid expenses and other current assets                          118,642                     58,203
      Other assets                                                        35,322                     (3,774)
      Accounts payable and accrued expenses                          (10,692,216)                (4,093,152)
      Income taxes                                                     2,155,417                    120,356
     Other liabilities                                                    11,223                     23,918
                                                            --------------------        -------------------

Net cash used in operating activities                                 (5,873,309)                (3,172,453)
                                                            --------------------        -------------------


Cash flow from investing activities:
 Fixed asset additions                                                  (570,639)                  (416,903)
 Other                                                                   (46,731)
                                                            --------------------        -------------------
Net cash used in investing activities                                   (617,370)                  (416,903)
                                                            --------------------        -------------------


Cash flow from financing activities:
Repayment of debt                                                     (2,502,884)                (3,060,364)
Payment of financing costs                                                                          (15,000)
Proceeds from issuance of common stock, net                              209,592                    227,531
                                                            --------------------        -------------------

Net cash used in financing activities                                 (2,293,292)                (2,847,833)
                                                            --------------------        -------------------


Effect of exchange rate changes on cash and cash
   equivalents                                                          (339,965)                    67,361

Net decrease in cash and cash equivalents                             (9,123,936)                (6,369,828)

Cash and cash equivalents at beginning of period                      12,155,795                  7,595,366
                                                            --------------------        -------------------

Cash and cash equivalents at end of period                          $  3,031,859                $ 1,225,538
                                                            ====================        ===================

The accompanying notes are an integral part of these financial statements.ASI

ASI Solutions Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization and Basis of Presentation:
     --------------------------------------

On March 26, 1996, ASI Solutions Incorporated (the "Company") was incorporated in the State of Delaware. Effective March 31, 1996, the Company issued 4,625,158 shares of Common Stock in exchange for substantially all of the issued and outstanding shares of common stock of Proudfoot Reports Incorporated ("PRI") and 95% of the common stock of Assessment Solutions Incorporated ("Assessment Solutions"). During fiscal 1997, the remaining 5% of the outstanding common stock of Assessment Solutions were redeemed. The initial stockholders of the Company were also the principal stockholders of PRI and Assessment Solutions, the two previously separate but commonly controlled companies. After the reorganization, Assessment Solutions and PRI are wholly owned subsidiaries of the Company. On August 29, 1997, the Company acquired the assets of Effective Learning Systems. On November 13, 1997, the Company's newly created subsidiary McLagan Partners Inc. ("McLagan Partners") acquired substantially all of the assets and business operations of McLagan Partners Incorporated and subsidiaries. The Company, Assessment Solutions, PRI and McLagan Partners are hereinafter referred to collectively as the "Company."

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

The accompanying unaudited interim financial statements of ASI Solutions Incorporated have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The results of the three months ended June 30, 2000 and 1999 are not necessarily indicative of the results of operations for the entire year.

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

3.   Stockholders' Equity:
     ---------------------

A summary of the changes in Stockholders' Equity for the three months ended June 30, 2000 is as follows:

                                                                          Accumulated
                                                          Additional       Other
                                               Common      Paid-In      Comprehensive     Retained
                                     Shares     Stock      Capital          Income        Earnings       Total
------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000             6,662,183  $67,078      $11,477,820     $   (3,789)   $12,388,381  $23,929,490

Issuance of Common Stock for
 Employee Stock Purchase Plan          75,939      759          208,832                                    209,591


Translation adjustment                                                        (245,868)                   (245,868)

Net Income                                                                                  2,182,239    2,182,239
                                   --------------------------------------------------------------------------------
Balance, June 30, 2000              6,738,122  $67,837      $11,686,652     $( 249,657)   $14,570,620  $26,075,452
                                   ================================================================================


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


The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon the fair values at the date of the acquisition. As a result, $22,294,210 of the purchase price has been allocated to goodwill, customer lists and other intangibles which are being amortized on a straight-line basis over periods from 5 to 40 years. The Company has an incentive compensation program with former officers of McLagan which provides for payments to such officers when certain milestone earnings are attained.

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

ASI Solutions evaluates the performance of its segments and allocates resources to them based on their operating contribution, which represents segment revenues less direct costs of operation, excluding the allocation of corporate expenses. Identifiable assets of the operating segments principally consist of net accounts receivable associated with the segment activities. Accounts receivable from performance improvement services and employment process outsourcing are managed on a combined basis. All other identifiable assets not attributable to industry segments are included in corporate assets. The Company does not track expenditures for long-lived assets on a segment basis.

The table below presents information on the revenues and operating contribution for each segment for the three months ended June 30, 2000 and 1999, and items which reconcile segment operating contribution to the Company's reported pre-tax income.


                                                                            Three Months Ended June 30,
                                                                               2000                1999
                                                                          (in thousands)
Revenue:
Performance Improvement Services                                               $ 7,186             $ 4,506
Employment Process Outsourcing                                                  10,038               6,683
Compensation Services and Market Share Studies                                   5,863               4,710
                                                                        --------------       -------------
                                                                               $23,087             $15,899
                                                                        ==============       =============

Operating contribution:
Performance Improvement Services                                               $ 2,378             $ 1,518
Employment Process Outsourcing                                                   4,328               2,606
Compensation Services and Market Share Studies                                   1,371                 998
                                                                        --------------       -------------
                                                                               $ 8,077             $ 5,122
                                                                        --------------       -------------


Consolidated expenses:
Interest, net                                                                  $   290             $   400
Depreciation and Amortization                                                      702                 632
Selling, General and Administrative and
   Research and Development                                                      3,295               2,365
                                                                        --------------       -------------
                                                                               $ 4,287             $ 3,397
                                                                        --------------       -------------

Income before income taxes                                                     $ 3,790             $ 1,725
                                                                        ==============       =============

Identifiable Assets:
Performance Improvement and Employment Process
   Outsourcing                                                                 $14,272             $14,141
Compensation Services and Market Share Studies                                   6,070               5,217
Corporate                                                                        3,760               2,045
                                                                        --------------       -------------
                                                                               $24,102             $21,403
                                                                        ==============       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarterly Comparison of Results of Operations

Revenue increased $7.2 million, or 45.2%, to $23.1 million in the first quarter of fiscal 2001 from $15.9 million in the first quarter of fiscal 2000. Performance Improvement Services revenue increased 59.5% to $7.2 million in fiscal 2001's first quarter from $4.5 million in the first quarter of fiscal 2000. Assessment and Selection volume, resulting from very high levels of client hiring and strong demand for Training and Development programs, accounted for much of the increase. Continued revenue expansion in Performance Measurement also contributed to the increase.

Employment Process Outsourcing revenue increased by 50.2% to $10 million in fiscal 2001's first quarter from $6.7 million in the first quarter of fiscal 2000. The increase was the result of exceptionally high client hiring levels and increased volume in background investigations.

Compensation and Market Share Studies revenue increased by 24.5% to $5.9 million in fiscal 2001's first quarter from $4.7 million in the first quarter of fiscal 2000. Increased survey and consulting revenue accounted for the increase. International business continues to grow and accounted for 31% of total revenue in fiscal 2001's first quarter.

Cost of Services increased by $3.6 million, or 43.2%, from $8.3 million in the first quarter of fiscal 2000 to $11.9 million in fiscal 2001's first quarter. The increase in expense was directly related to the increase in business volume. Higher personnel, service delivery, professional fees and travel expenses accounted for the increase. As a percentage of revenue, cost of services was 51.6% in the first quarter of fiscal 2001 compared to 52.3% in fiscal 2000's first quarter. The higher business volume resulted in a better absorption of fixed costs, thus reducing cost of services as a percentage of revenue.

General and administrative expense increased by $1 million, or 26.2%, to $4.6 million in the first quarter of fiscal 2001 from $3.6 million in fiscal 2000's first quarter. Higher incentive accruals related to business performance account for the majority of the increase. As a percentage of revenue, general administrative expense decreased to 19.9% from 22.9% in fiscal 2000's first quarter.

Sales and marketing expense increased by $0.6 million, or 44.4%, from $1.3 million in the first quarter of fiscal 2000 to $1.9 million in the first quarter of fiscal 2001. The increase resulted from more intensive business development activities including advertising, conferences and increased sales headcount. As a percentage of revenue, sales and marketing expense was 8.3% in the first quarter, of both, fiscal 2001 and 2000.

Research and development expense increased by $0.1 million, or 20%, from $0.5 million in the first quarter of fiscal 2000 to $0.6 million in the first fiscal quarter of 2001. Higher incentive accruals related to business performance account for the increase. As a percentage of revenue, research and development expense declined from 3.2% in the first quarter of fiscal 2000 to 2.6% in fiscal 2001's first quarter.

Net interest expense decreased from $0.4 million in the first quarter of fiscal 2000 to $0.3 million in the first quarter of fiscal 2001 due to lower borrowings outstanding, partially offset by higher interest rates.

The provision for income taxes as a percentage of pre tax income increased from 41.6% in the first quarter of fiscal 2000 to 42.4% in the first quarter of fiscal 2001 due to a change in mix of business by state.

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

Cash flow used in operating activities in the first quarter of fiscal 2001 was $5,873,309, on net income of $2,182,239, due to increases in accounts receivable and reductions in accounts payable and accrued expenses. Cash flow used in investing activities of $617,370 in fiscal 2001 was primarily for fixed asset additions. Cash flow used in financing activities was $2,293,292 in fiscal 2001 and was primarily attributable to the repayment of outstanding debt.

In November 1997, the Company entered into a new bank credit agreement (the "Credit Facility") which provides a $15 million term loan and a $5 million revolving credit facility. The revolving credit facility was subsequently increased to $10 million in December 1998. This agreement expires November 13, 2003. At June 30, 2000, borrowings under the term loan were $10,000,000 and there were no borrowings under the revolving credit facility. The Company also had borrowings at June 30, 2000 under an equipment lease facility of approximately $423,600. The Credit Facility contains various financial and other covenants and conditions, including, but not limited to, limitations on capital expenditures and paying dividends, making acquisitions and incurring additional indebtedness.

Management believes its working capital, line of credit and cash flows from operations will be sufficient to meet expected future working capital requirements.

Quantitative and Qualitative Disclosures about Market Risk


The Company is exposed to market risk, i.e. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates.


Note on Forward-Looking Statements

Certain statements in this Form 10-Q and written and oral statements made by the Company may contain, in addition to historical information, forward-looking statements within the meaning of section 27A of the

Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "intend", "estimate" and "anticipate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Any such statements are subject to risks and uncertainties that could cause the actual results to differ materially from those projected in such statements, including negative developments relating to unforeseen project cancellations or the effect of a customer delaying a project, negative developments relating to the Company's significant customers, a reduction in the demand for the Company's services which could impact capacity utilization as well as sales volume, the impact of intense competition, changes in the industry, and changes in the general economy such as inflationary pressure. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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


                           ASI SOLUTIONS INCORPORATED


Date: August 11, 2000      By: /s/  MICHAEL J. MELE
                               --------------------
                             Michael J. Mele
                             Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)