Form 10-Q
period 2000-09-30
ASI SOLUTIONS INC
filed 2000-11-09
CIK 1029445

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No ____
                                               ---

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on November 8, 2000 was 6,963,034.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASI Solutions Incorporated
Consolidated Balance Sheets
September 30, 2000 and March 31, 2000

                                                           September 30,            March 31,
                                                               2000                   2000
                                                            (Unaudited)
                                                          --------------          ------------
ASSETS:

Current Assets:
  Cash and cash equivalents                                 $ 9,571,451            $12,155,795
  Accounts receivable, net                                    9,837,341             14,479,377
  Prepaid expenses and other current assets                     758,387                765,721
  Deferred income taxes                                          75,918                 75,918
                                                            -----------            -----------
     Total current assets                                    20,243,097             27,476,811

Property and equipment, net                                   5,143,199              5,042,982
Intangible assets, net                                       22,068,603             22,401,403
Deferred financing costs                                        304,818                375,160
Other assets                                                    398,790                453,875
                                                            -----------            -----------
     Total assets                                           $48,158,507            $55,750,231
                                                            ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion, notes payable to bank                    $ 3,972,383            $ 3,462,363
  Current portion, subordinated notes payable                                        1,666,667
  Other debt                                                     17,110                 87,785
  Accounts payable and accrued expenses                       9,040,085             17,558,809
  Income taxes payable                                          368,062                278,287
                                                            -----------            -----------
     Total current liabilities                               13,397,640             23,053,911

Deferred income taxes                                           690,765                690,765
Notes payable to bank, less current portion                   5,648,783              7,762,537
Other liabilities                                               323,308                313,528
                                                            -----------            -----------
     Total liabilities                                       20,060,496             31,820,741

Stockholders' Equity:
  Common stock                                                   69,113                 67,078
  Additional paid in capital                                 12,694,188             11,477,820
  Accumulated other comprehensive (loss)                       (327,647)                (3,789)
  Retained earnings                                          15,662,357             12,388,381
                                                            -----------            -----------
     Total stockholders' equity                              28,098,011             23,929,490
                                                            -----------            -----------
     Total liabilities & stockholders' equity               $48,158,507            $55,750,231
                                                            ===========            ===========



The accompanying notes are an integral part of these financial statements

ASI Solutions Incorporated
Unaudited Consolidated Statements of Income
For the Three and Six Months Ended September 30, 2000 and 1999

                                                         Three Months Ended                     Six Months Ended
                                                   September 30,      September 30,       September 30,      September 30,
                                                       2000               1999                2000               1999
                                                   --------------------------------       --------------------------------
Revenue                                             $17,901,439        $15,239,394         $40,988,053        $31,138,636
Cost of services                                      9,737,633          8,376,543          21,639,228         16,688,876
                                                    ------------------------------         ------------------------------
    Gross profit                                      8,163,806          6,862,851          19,348,825         14,449,760

Operating expenses:
    General and administrative                        4,105,451          4,143,654           8,700,038          7,783,631
    Sales and marketing                               1,369,328          1,474,545           3,277,556          2,795,910
    Research and development                            556,650            558,953           1,158,584          1,060,905
                                                    ------------------------------         ------------------------------

Income from operations                                2,132,377            685,699           6,212,647          2,809,314

Interest expense, net                                   180,353            382,193             470,653            781,268
                                                    ------------------------------         ------------------------------

Income before provision for income taxes              1,952,024            303,506           5,741,994          2,028,046

Provision for income taxes                              860,287            128,520           2,468,018            845,262
                                                    ------------------------------         ------------------------------

Net income                                          $ 1,091,737        $   174,986         $ 3,273,976        $ 1,182,784
                                                    ==============================         ==============================

Basic earnings per share                            $      0.16        $      0.03         $      0.48        $      0.18
                                                    ==============================         ==============================
Diluted earnings per share                          $      0.15        $      0.03         $      0.46        $      0.18
                                                    ==============================         ==============================

Weighted average common shares outstanding:
       Basic shares                                   6,772,498          6,538,813           6,755,402          6,538,813
       Diluted effect of stock options and
        warrants                                        591,943            205,521             319,273            194,611
                                                    ------------------------------         ------------------------------
       Diluted shares                                 7,364,441          6,744,334           7,074,675          6,733,424
                                                    ==============================         ==============================



The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 2000 and 1999

                                                                       2000               1999
                                                                    -----------        -----------
Cash flow from operating activities:
 Net income:                                                        $ 3,273,976        $ 1,182,784
 Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                                      1,430,275          1,281,819
   Provision for doubtful accounts                                       50,814
   Other                                                                 70,342             49,152
   Changes in assets and liabilities:
      Accounts receivable                                             4,477,531          1,781,751
      Prepaid expenses and other current assets                          17,544              6,561
      Other assets                                                       31,744            (14,649)
      Accounts payable and accrued expenses                          (9,253,420)        (1,949,456)
      Income taxes                                                    1,096,397         (1,082,128)
      Other liabilities                                                  17,415             41,093
                                                                    -----------        -----------

Net cash provided by operating activities                             1,212,618          1,296,927
                                                                    -----------        -----------

Cash flow from investing activities:
 Fixed asset additions                                               (1,098,787)          (840,051)
 Other                                                                 (138,231)           (19,882)
                                                                    -----------        -----------
Net cash used in investing activities                                (1,237,018)          (859,933)
                                                                    -----------        -----------

Cash flow from financing activities:
Repayment of debt                                                    (3,341,076)        (7,514,280)
Payment of financing costs                                                                 (15,000)
Proceeds from issuance of common stock, net                           1,218,405            227,531
                                                                    -----------        -----------

Net cash used in financing activities                                (2,122,671)        (7,301,749)
                                                                    -----------        -----------

Effect of exchange rate changes on cash and cash
 equivalents                                                           (437,273)            69,285

Net decrease in cash and cash equivalents                            (2,584,344)        (6,795,470)

Cash and cash equivalents at beginning of period                     12,155,795          7,595,366
                                                                    -----------        -----------

Cash and cash equivalents at end of period                          $ 9,571,451        $   799,896
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

The exchange described above has been accounted for as a reorganization since all entities involved were under common control. The consolidated financial statements reflect the interests attributable to the one controlling shareholder of both combined entities at their historical basis of accounting. The remaining interests have been accounted for as a purchase of minority interests and the excess of the purchase price over the related historical cost of $1,063,000 has been allocated to intangible assets. All inter-company accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited interim financial statements of ASI Solutions Incorporated have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The results of the six months ended September 30, 2000 and 1999 are not necessarily indicative of the results of operations for the entire year.

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

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133" which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. The Company does not anticipate the statement to have a significant effect on its current financial reporting and disclosure requirements.

3.   Stockholders' Equity:
     ---------------------

A summary of the changes in Stockholders' Equity for the six months ended September 30, 2000 is as follows:

                                                                         Accumulated
                                                           Additional       Other
                                                 Common     Paid-In     Comprehensive   Retained
                                      Shares      Stock     Capital        Income       Earnings        Total
-----------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000             6,662,183   $67,078   $11,477,820     $  (3,789)   $12,388,381   $23,929,490

Issuance of Common Stock for
 Employee Stock Purchase Plan          75,939       759       208,832                                    209,591

Exercise of Stock Options             127,530     1,276     1,007,536                                  1,008,812

Translation adjustment                                                     (323,858)                    (323,858)

Net Income                                                                               3,273,976     3,273,976
                                   -------------------------------------------------------------------------------
Balance, September 30, 2000         6,865,652   $69,113   $12,694,188     $(327,647)   $15,662,357   $28,098,011
                                   ===============================================================================


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

The table below presents information on the revenues and operating contribution for each segment for the six months ended September 30, 2000 and 1999, and items which reconcile segment operating contribution to the Company's reported pre-tax income.

                                                                    Six Months Ended September 30,
                                                                      2000                   1999
                                                                             (in thousands)
Revenue:
Performance Improvement Services                                    $12,190                 $ 9,211
Employment Process Outsourcing                                       17,118                  12,325
Compensation Services and Market Share Studies                       11,680                   9,603
                                                                    -------                 -------
                                                                    $40,988                 $31,139
                                                                    =======                 =======

Operating contribution:
Performance Improvement Services                                    $ 4,176                 $ 3,193
Employment Process Outsourcing                                        6,559                   3,982
Compensation Services and Market Share Studies                        2,850                   2,027
                                                                    -------                 -------
                                                                    $13,585                 $ 9,202
                                                                    -------                 -------

Consolidated expenses:
Interest, net                                                       $   471                 $   781
Depreciation and Amortization                                         1,436                   1,220
Selling, General and Administrative and
   Research and Development                                           5,936                   5,173
                                                                    -------                 -------
                                                                    $ 7,843                 $ 7,174
                                                                    -------                 -------

Income before income taxes                                          $ 5,742                 $ 2,028
                                                                    =======                 =======

Identifiable Assets:
Performance Improvement and Employment Process
   Outsourcing                                                      $10,154                 $11,570
Compensation Services and Market Share Studies                        5,225                   5,349
Corporate                                                            10,406                   2,255
                                                                    -------                 -------
                                                                    $25,785                 $19,174
                                                                    =======                 =======

6.   Subsequent Event:
     ----------------

On October 6, 2000 the Company closed a $3 million equity financing of CyberU, Inc., a California based Delaware corporation. The Company obtained a 25.6% equity interest (on a fully diluted and converted basis) of CyberU, Inc., a comprehensive source of online education and training for corporations, small business and individuals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarterly Comparison of Results of Operations

Revenue increased $2.7 million, or 17.5%, to $17.9 million in the second quarter of fiscal 2001 from $15.2 million in the second quarter of fiscal 2000. Performance Improvement Services revenue increased 6.4% to $5 million in fiscal 2001's second quarter from $4.7 million in the second quarter of fiscal 2000. Performance Measurement revenue increased strongly, Assessment and Selection revenue also increased while Training and Development revenue decreased after a very strong first quarter.

Employment Process Outsourcing revenue increased by 25.5% to $7.1 million in fiscal 2001's second quarter from $5.6 million in the second quarter of fiscal 2000. Both background investigation and hiring outsourcing had strong revenue growth in the quarter.

Compensation Services and Market Share Studies revenue increased by 18.9%, to $5.8 million in the second quarter of fiscal 2001 from $4.9 million in fiscal 2000's second quarter. Revenue increased in both the survey and consulting areas.

Cost of services increased by $1.4 million, or 16.2%, to $9.7 million in the second quarter of fiscal 2001 from $8.4 million in the second quarter of fiscal 2000. Higher personnel expenses, related to the higher business volume, account for the increase. As a percentage of revenue, cost of services was 54.4% in the second quarter of fiscal 2001 compared to 55% in fiscal 2000's second quarter. The cost of service percentage is generally highest in the second fiscal quarter because of seasonal lower relative revenue level compared to the other three quarters.

General and administrative expense decreased by 1%, to $4.1 million in the second fiscal quarter of 2001 from $4.14 million in the second quarter of fiscal 2000. Lower incentive provisions account for the decease partially offset by higher professional fees. Because of the exceptional strength of the first quarter, a greater percentage of the annual incentive was absorbed in the first quarter as compared to the second quarter of fiscal 2001. As a percentage of revenue, general and administrative expense was 22.9% in fiscal 2001's second quarter compared to 27.2% in the second quarter of fiscal 2000.

Sales and marketing expense decreased by $.1 million or 7.1%, to $1.4 million in the second quarter of fiscal 2001 from $1.5 million in the second quarter of fiscal 2000. Lower business development expenses such as travel, advertising and conferences account for the decease. Many of the year's business development activities were accelerated into the first quarter this year to accelerate their impact in revenues. As a percentage of revenue, sales and marketing expense was 7.7% in the second quarter of fiscal 2001 compared to 9.7% in fiscal 2000's second quarter.

Research and development expense was $.6 million in both the second quarter of fiscal 2001 and 2000. Higher professional fees were largely offset by lower travel expense. As a percentage of revenue research and development expense was 3.1% in fiscal 2001's second quarter and 3.7% in the second fiscal quarter of 2000.

Net interest expense decreased to $.2 million in the second quarter of fiscal 2001 from $.4 million the second quarter of fiscal 2000 due to lower debt outstanding and to interest income on higher cash balances.

The provision for income taxes as a percentage of pre tax income was 44.1% in the second quarter of fiscal 2001 and 42.3% in the second quarter of fiscal 2000. The increase is due primarily to the geographic mix of business.

(Percentages are based on actual amounts as opposed to the rounded amounts shown above.)

Year to Date Comparison of Results of Operations

Revenue increased $9.9 million, or 31.6%, to $41 million in the first six months of fiscal 2001 from $31.1 million in the first six months of fiscal 2000. Performance Improvement Services revenue increased 32.4% to $12.2 million in the first six months of fiscal 2001 from $9.2 million in the first six months of fiscal 2000. The increase was fueled by strong growth across all service areas within Performance Improvement Services.

Employment Process Outsourcing revenue increased by $4.8 million or 38.9%, to $17.1 million in the first six months of fiscal 2001 from $12.3 million in the first six months of fiscal 2000. Both, our hiring outsourcing services and background investigations, contributed substantial revenue gains.

Compensation Services and Market Share Studies revenue increased $2.1 million, or 21.6%, to $11.7 million in the first six months of fiscal 2001 from $9.6 million in the first six months of fiscal 2000. Both survey revenue and consulting revenue reported strong growth.

Cost of services increased $5 million, or 29.7%, to $21.7 million in the first six months of fiscal 2001 from $16.7 million in the first six months of fiscal 2000. Personnel related expenses including salaries, benefits and recruiting accounted for much of the increase as headcount was expanded to meet the demands of higher business volume. Service delivery expenses also increased as a result of the higher volume. As a percentage of revenue, cost of services was 52.8% for the first six months of fiscal 2001 compared to 53.6% for the first six months of fiscal 2000.

General and Administrative expense increased by $.9 million, or 11.8% to $8.7 million for the first six months of fiscal 2001 from $7.8 million in the first six months of fiscal 2000. Higher personnel expenses and professional fees accounted for the increase. As a percentage of revenue, general and administrative expense was 21.2% in the first six months of fiscal 2001 compared to 25% in the first six months of fiscal 2000.

Sales and marketing expense increased by $.5 million, or 17.2% to $3.3 million in the first six months of fiscal 2001 from $2.8 million in the first six months of fiscal 2000. Higher personnel related and business development expenses accounted for the increase. As a percentage of revenue, sales and marketing expense was 8% in the first six months of fiscal 2001 compared to 9% in the first six months of fiscal 2000.

Research and Development expense increased by $.1 million or 9.2% to $1.1 million in the first six months of fiscal 2001 from $1 million in the first six months of fiscal 2000. Higher personnel related expenses and professional fees accounted for the increase. As a percentage of revenue, research and development expense was 2.8% in the first six months of fiscal 2001 compared to 3.4% in the first six months of fiscal 2000.

Net interest expense decreased to $.5 million in the first six months of fiscal 2001 from $.8 million in the first six months of fiscal 2000 due to lower debt balances outstanding and to interest income earned on higher cash balances maintained in the first six months of fiscal 2001.

As a percentage of pretax income, the provision for income taxes was 42.9% in the first six months of fiscal 2001 compared to 41.7% in the first six months of fiscal 2000. The difference is due principally to changes in the geographic mix of business.

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

Cash flow provided by operating activities during the first half of fiscal 2001 was $1,212,618, due to increases in accounts receivable and reductions in accounts payable and accrued expenses. Cash flow used in investing activities of $1,237,018 in the first half of 2001 were primarily for fixed asset additions. Cash flow used in financing activities was $2,122,671 in the first half of fiscal 2001 and was primarily attributable to the repayment of outstanding debt.

In November 1997, the Company entered into a new bank credit agreement (the "Credit Facility") which provides a $15 million term loan and a $5 million revolving credit facility. The revolving credit facility was subsequently increased to $10 million in December 1998. This agreement expires November 13, 2003. At September 30, 2000, borrowings under the term loan were $9,250,000 and there were no borrowings under the revolving credit facility. The Company also had borrowings at September 30, 2000 under an equipment lease facility of approximately $371,000. The Credit Facility contains various financial and other covenants and conditions, including, but not limited to, limitations on capital expenditures and paying dividends, making acquisitions and incurring additional indebtedness.

Management believes its working capital, line of credit and cash flows from operations will be sufficient to meet expected future working capital requirements.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, i.e. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates

Interest Rate Exposure: The Company has entered into an interest rate swap at a fixed rate of 9% per annum on borrowings under its credit facility of up to $5,000,000.

Foreign Exchange Exposure: Portions of the Company's operations are conducted in Hong Kong, Japan and the United Kingdom. Exchange rate fluctuations between the US dollar/Hong Kong dollar, US dollar/Japanese Yen and the US dollar/Pound Sterling result in fluctuations in the amounts relating to the Hong Kong, Japan and United Kingdom operations reported in the Company's consolidated financial statements. The Company has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future.

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


                           ASI SOLUTIONS INCORPORATED


Date: November 9, 2000     By: /s/ MICHAEL J. MELE
                               -------------------------
                               Michael J. Mele
                               Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)