Form 10-Q
period 2000-12-30
ASI SOLUTIONS INC
filed 2001-02-12
CIK 1029445

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

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

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding on February 5, 2001 was 7,145,347.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASI Solutions Incorporated
Consolidated Balance Sheets
December 31, 2000 and March 31, 2000

                                               December 31,       March 31,
                                                   2000             2000
                                               (Unaudited)
                                             ----------------   --------------
ASSETS:

Current Assets:
Cash and cash equivalents                        $ 7,727,526     $12,155,795
Accounts receivable, net                          15,617,752      14,479,377
Prepaid expenses and other current assets            817,127         765,721
Deferred income taxes                                 75,918          75,918
                                                 -----------     -----------
   Total current assets                           24,238,323      27,476,811

Property and equipment, net                        5,216,018       5,042,982
Intangible assets, net                            21,848,032      22,401,403
Investments                                        2,826,329            --
Deferred financing costs                             298,694         375,160
Other assets                                         611,364         453,875
                                                 -----------     -----------
     Total assets                                $55,038,760     $55,750,231
                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Current portion, notes payable to bank         $ 4,210,898     $ 3,462,363
  Current portion, subordinated notes payable           --         1,666,667
  Other debt                                            --            87,785
  Accounts payable and accrued expenses           14,732,691      17,558,809
  Income taxes payable                               435,271         278,287
                                                 -----------     -----------
     Total current liabilities                    19,378,860      23,053,911

Deferred income taxes                                690,765         690,765
Notes payable to bank, less current portion        4,606,579       7,762,537
Other liabilities                                    325,445         313,528
                                                 -----------     -----------
     Total liabilities                            25,001,649      31,820,741

Stockholders' Equity:
  Common stock                                        70,632          67,078
  Additional paid in capital                      13,221,931      11,477,820
  Accumulated other comprehensive (loss)            (258,865)         (3,789)
  Retained earnings                               17,003,413      12,388,381
                                                 -----------     -----------

     Total stockholders' equity                   30,037,111      23,929,490
                                                 -----------     -----------
     Total liabilities & stockholders' equity    $55,038,760     $55,750,231
                                                 ===========     ===========


The accompanying notes are an integral part of these financial statements

ASI Solutions Incorporated
Unaudited Consolidated Statements of Income
For the Three and Nine Months Ended December 31, 2000 and 1999


                                                            Three Months Ended                           Nine Months Ended
                                                   December 31, 2000  December 31, 1999         December 31, 2000  December 31, 1999
                                                 --------------------------------------       --------------------------------------

Revenue                                             $22,704,078            $20,252,038            $63,692,131            $51,390,674
Cost of services                                     11,723,460             10,748,479             33,362,688             27,437,355
                                                    ------------            -----------           -----------            -----------
    Gross profit                                     10,980,618              9,503,559             30,329,443             23,953,319

Operating expenses:
    General and administrative                        6,106,794              5,753,379             14,806,832             13,537,010
    Sales and marketing                               1,692,014              1,586,651              4,969,570              4,382,561
    Research and development                            503,267                489,765              1,661,851              1,550,670
                                                    ------------            -----------           -----------            -----------

Income from operations                                2,678,543              1,673,764              8,891,190              4,483,078

Other expenses:
Investment in CyberU                                    195,500                   --                  195,500                   --
Interest expense, net                                   170,313                371,476                640,966              1,152,744
                                                    ------------            -----------           -----------            -----------

Income before provision for income taxes              2,312,730              1,302,288              8,054,724              3,330,334

Provision for income taxes                              971,674                582,995              3,439,692              1,428,257
                                                    ------------            -----------           -----------            -----------

Net income                                          $ 1,341,056            $   719,293            $ 4,615,032            $ 1,902,077
                                                    ============           ============           ===========            ===========


Basic earnings per share                            $      0.19            $      0.11            $      0.68            $      0.29
                                                    ============           ============           ===========            ===========
Diluted earnings per share                          $      0.18            $      0.11            $      0.64            $      0.28
                                                    ============           ============           ===========            ===========



Weighted average common shares outstanding:
          Basic shares                                6,989,168              6,639,033              6,833,601              6,572,220
          Diluted effect of stock options and
          warrants                                      626,083                 46,686                331,516                143,115
                                                    ------------            -----------           -----------            -----------
          Diluted shares                              7,615,251              6,685,719              7,165,117              6,715,334
                                                    ============           ============           ===========            ===========



The accompanying notes are an integral part of these financial statements.

ASI Solutions Incorporated
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended December 31, 2000 and 1999


                                                         2000           1999
                                                    -------------   ------------

Cash flow from operating activities:
 Net income:                                         $ 4,615,032    $ 1,902,077
 Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                       1,582,834      1,954,103
   (Gain) loss on fixed asset disposal                                     (219)
   Provision for doubtful accounts                        50,807
   Investment in CyberU                                  195,500
   Other                                                  76,466         74,371
   Changes in assets and liabilities:
      Accounts receivable                             (1,296,450)      (802,968)
      Prepaid expenses and other current assets          (47,050)      (135,610)
      Other assets                                      (149,458)       (26,678)
      Accounts payable and accrued expenses           (3,568,003)     3,538,369
      Income taxes                                     1,163,606       (880,100)
      Other liabilities                                   23,513         52,709
                                                     -----------    -----------


Net cash provided by operating activities              2,646,797      5,676,054
                                                     -----------    -----------


Cash flow from investing activities:
 Fixed asset additions                                  (997,838)    (1,139,486)
 Purchase of minority stockholder interest            (3,021,829)
 Other                                                  (292,977)       (50,576)
                                                     -----------    -----------
Net cash used in investing activities                 (4,312,644)    (1,190,062)
                                                     -----------    -----------


Cash flow from financing activities:
Repayment of debt                                     (4,161,875)    (8,076,724)
Payment of financing costs                                              (15,000)
Proceeds from issuance of common stock, net            1,747,667        227,964
Issuance of common stock-restricted from treasury                       133,005
                                                     -----------    -----------

Net cash used in financing activities                 (2,414,208)    (7,730,755)
                                                     -----------    -----------


Effect of exchange rate changes on cash and cash
   equivalents                                          (348,214)        86,322

Net decrease in cash and cash equivalents             (4,428,269)    (3,158,441)

Cash and cash equivalents at beginning of period      12,155,795      7,595,366
                                                     -----------    -----------


Cash and cash equivalents at end of period           $ 7,727,526    $ 4,436,925
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

Effective April 16, 1997, the Company sold 1.8 million shares of common stock to the public at a price of $6 per share in an initial public offering and pursuant to an over-allotment option, the underwriter purchased 270,000 shares of common stock at a price of $6 per share (the "Offering"). Proceeds from the Offering, net of underwriters' discount and offering costs, were approximately $9,034,000. Effective on the Offering date, the Company's Certificate of Incorporation was restated to increase the number of authorized shares of Common Stock to 18 million shares.

The accompanying unaudited interim financial statements of ASI Solutions Incorporated have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The results of the nine months ended December 31, 2000 and 1999 are not necessarily indicative of the results of operations for the entire year.

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

2.  Operations:
    ----------

The Company

ASI Solutions Incorporated is a leading national provider of human resources outsourcing services for large organizations seeking to hire, train and develop a higher quality, more effective workforce. The Company's services are organized into three core areas: performance improvement services, employment process outsourcing and compensation services and market share studies. The Company believes these services position the Company as a single-source solution for many organizations that outsource all or a portion of their human resources functions. The Company markets its services principally to Fortune 500 companies for which customer service, sales and call center functions are critical components of their businesses. Industries served by the Company include telecommunications, financial services, information technology, consumer products and healthcare.


Impact of Recently Issued Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement 133," which postponed the adoption of SFAS No. 133. The Company does not anticipate the statement to have a significant effect on its current financial reporting and disclosure requirements.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133" which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. The Company does not anticipate the statement to have a significant effect on its current financial reporting and disclosure requirements.

3.    Stockholders' Equity:
      ---------------------

A summary of the changes in Stockholders' Equity for the nine months ended December 31, 2000 is as follows:

                                                                        Accumulated
                                                          Additional       Other
                                                Common     Paid-In     Comprehensive     Retained
                                     Shares     Stock      Capital         Income        Earnings        Total
-----------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000             6,662,183   $67,078  $11,477,820     $  (3,789)     $12,388,381   $23,929,490

Issuance of Common Stock for
 Employee Stock Purchase Plan         131,501     1,315      397,187                                      398,502


Exercise of Stock Options and
warrants                              223,902     2,239    1,346,924                                    1,349,163

Translation adjustment                                                    (255,076)                      (255,076)

Net Income                                                                                4,615,032     4,615,032
                                  -------------------------------------------------------------------------------
Balance, December 31, 2000          7,017,586   $70,632  $13,221,931     $(258,865)     $17,003,413   $30,037,111
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

The table below presents information on the revenues and operating contribution for each segment for the nine months ended December 31, 2000 and 1999, and items which reconcile segment operating contribution to the Company's reported pre-tax income.


                                                  Nine Months Ended December 31,
                                                        2000         1999
                                                          (in thousands)

Revenue:
Performance Improvement Services                        $16,439     $13,738
Employment Process Outsourcing                           22,617      18,160
Compensation Services and Market Share Studies           24,636      19,493
                                                        -------     -------
                                                        $63,692     $51,391
                                                        =======     =======


Operating contribution:
Performance Improvement Services                        $ 5,234     $ 4,673
Employment Process Outsourcing                            7,733       5,537
Compensation Services and Market Share Studies            6,403       3,773
                                                        -------     -------
                                                        $19,370     $13,983
                                                        -------     -------


Consolidated expenses:
Interest, net                                           $   641     $ 1,153
Depreciation and Amortization                             2,387       1,951
Selling, General and Administrative and
   Research and Development                               8,287       7,549
                                                        -------     -------
                                                        $11,315     $10,653
                                                        -------     -------


Income before income taxes                              $ 8,055     $ 3,330
                                                        =======     =======


Identifiable Assets:
Performance Improvement and Employment Process
   Outsourcing                                          $ 8,971     $10,648
Compensation Services and Market Share Studies           12,474       9,105
Corporate                                                11,447       6,214
                                                        -------     -------
                                                        $32,892     $25,967
                                                        =======     =======

6.    Investment:
      ----------

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quarterly Comparison of Results of Operations

Revenue increased $2.4 million, or 12.1%, to $22.7 million in the third quarter of fiscal 2001 from $20.3 million in the third quarter of fiscal 2000. Performance Improvement Services revenue decreased 6.1% to $4.3 million in fiscal 2001's third quarter from $4.5 million in the third quarter of fiscal 2000. Assessment and Selection revenue increased while revenue decreased in Performance Measurement and Training and Development, where delays in program rollouts impacted reported revenue.

Employment Process Outsourcing revenue decreased by $.3 million, or 5.8%, to $5.5 million in the third quarter of fiscal 2001 from $5.8 million in the third quarter of fiscal 2000. Background investigation revenue increased, while revenue from employment outsourcing was negatively impacted by lower volume.

Compensation Services and Market Share Studies revenue increased by $3.1 million, or 31%, to $13 million in the third quarter of fiscal 2001 from $9.9 million in fiscal 2000's third quarter. Revenue increased for both surveys and consulting in both domestic and international markets.

Cost of services increased by $1 million, or 9.1%, to $11.7 million in the third quarter of fiscal 2001 from $10.7 million in the third quarter of fiscal 2000. As in prior quarters, higher personnel expenses accounted for the increase. As a percentage of revenue, cost of services was 51.6% in the third quarter of fiscal 2001 compared to 53.1% in fiscal 2000's third quarter. The lower rate in 2001 results from a higher proportion of revenue in Compensation and Market Share Studies, which has a relatively lower cost of services percentage.

General and administrative expense increased by $.3 million, or 6.1%, to $6.1 million in the third quarter of fiscal 2001 from $5.8 million in the third quarter of fiscal 2000. Higher personnel expenses accounted for the increase. As a percentage of revenue, general and administrative expense was 26.9% in fiscal 2001's third quarter compared to 28.4% in the third quarter of fiscal 2000.

Sales and marketing expense increased by $.1 million, or 6.6%, to $1.7 million in the third quarter of fiscal 2001 from $1.6 million in the third quarter of fiscal 2000. As a percentage of revenue, sales and marketing expense was 7.5% in the third quarter of fiscal 2001 compared to 7.8% in fiscal 2000's third quarter.

Research and development expense was $.5 million in both the third quarters of fiscal 2001 and 2000. As a percentage of revenue research and development expense was 2.2% in fiscal 2001's third quarter and 2.4% in the third quarter of fiscal 2000.

Charges related to the investment in CyberU were $.2 million in the third quarter of fiscal 2000. The investment was made in October, 2001. Net interest expense decreased to $.2 million in the third quarter of fiscal 2001 from $.4 million the third quarter of fiscal 2000 due to lower average debt outstanding and to interest income on cash balances maintained in the third quarter of fiscal 2001.

The provision for income taxes as a percentage of pre-tax income was 42% in the third quarter of fiscal 2001 compared to 44.7% in the third quarter of fiscal 2000. The lower rate resulted from lower state taxes and a small adjustment recorded in fiscal 2000's third quarter.

(Percentages are based on actual amounts as opposed to the rounded amounts shown above.)

Year to Date Comparison of Results of Operations

Revenue increased $12.3 million, or 23.9%, to $63.7 million in the first nine months of fiscal 2001 from $51.4 million in the first nine months of fiscal 2000. Performance Improvement Services revenue increased $2.7 million, or 19.7%, to $16.4 million in the first nine months of fiscal 2001 from $13.7
million in the first nine months of fiscal 2000.   Revenue increased for
Assessment and Selection, Performance Improvement Services and Training and Development.

Employment Process Outsourcing revenue increased by $4.5 million, or 24.5%, to $22.6 million in the first nine months of fiscal 2001 from $18.2 million in the first nine months of fiscal 2000. Revenue increased for both background investigation and employment outsourcing.

Compensation Services and Market Share Studies revenue increased $5.1 million, or 26.4%, to $24.6 million in the first nine months of fiscal 2001 from $19.5 million in the first nine months of fiscal 2000. Revenues increased for both surveys and consulting.

Cost of services increased $5.9 million, or 21.6%, to $33.4 million in the first nine months of fiscal 2001 from $27.4 million in the first nine months of fiscal 2000. Higher personnel and outside service expenses, associated with higher volume, account for the increase. As a percentage of revenue, cost of services were 52.4% in the first nine months of fiscal 2001 compared to 53.4% in the first nine months of fiscal 2000.

General and Administrative expense increased $1.3 million, or 9.4% to $14.8 million in the first nine months of fiscal 2001 from $13.5 million in the first nine months of fiscal 2000. Higher personnel expenses and professional fees, associated primarily with information technology initiatives, account for the increase. As a percentage of revenue, general and administrative expense was 23.3% in the first nine months of fiscal 2001 compared to 26.3% in the first nine months of fiscal 2000.

Sales and marketing expense increased $.6 million, or 13.4% to $5 million in the first nine months of fiscal 2001 from $4.4 million in the first nine months of fiscal 2000. Higher personnel, advertising and other business development expenses accounted for the increase. As a percentage of revenue, sales and marketing expense was 7.8% in the first nine months of fiscal 2001 compared to 8.5% in the first nine months of fiscal 2000.

Research and Development expense increased by $.1 million, or 7.2%, to $1.7 million in the first nine months of fiscal 2001 from $1.6 million in the first nine months of fiscal 2000. Higher professional fees accounted for the increase. As a percentage of revenue, research and development expense was 2.6% in the first nine months of fiscal 2001 compared to 3% in the first nine months of fiscal 2000.

Charges related to the investment in CyberU were $.2 million in the first nine months of fiscal 2001. Net interest expense decreased by $.5 million, to $.6 million, in the first nine months of fiscal 2001 from $1.2 million in the first nine months of fiscal 2000 due to lower debt balances outstanding as well as higher interest income earned on cash balances invested.

As a percentage of pretax income, the provision for income taxes was 42.7% in the first nine months of fiscal 2001 compared to 42.9% in the first nine months of fiscal 2000.

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

Cash flow provided by operating activities during the first nine months of fiscal 2001 was $2,646,797, due to increases in accounts receivable and reductions in accounts payable and accrued expenses. Cash flow used in investing activities of $4,312,644 in the first nine months of 2001 was primarily for the investment in CyberU and fixed asset additions. Cash flow used in financing activities was $2,414,208 in the first nine months of fiscal 2001 and was primarily attributable to the repayment of outstanding debt.

In November 1997, the Company entered into a new bank credit agreement (the "Credit Facility") which provides a $15 million term loan and a $5 million revolving credit facility. The revolving credit facility was subsequently increased to $10 million in December 1998. This agreement expires November 13, 2002. At December 31, 2000, borrowings under the term loan were $8,500,000 and there were no borrowings under the revolving credit facility. The Company also had borrowings at December 31, 2000 under an equipment lease facility of approximately $317,000. The Credit Facility contains various financial and other covenants and conditions, including, but not limited to, limitations on capital expenditures and paying dividends, making acquisitions and incurring additional indebtedness.

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


                           ASI SOLUTIONS INCORPORATED


Date: February 12, 2001    By: /s/  MICHAEL J. MELE
                               --------------------
                             Michael J. Mele
                             Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)